Form 10-K405/A
period 1994-12-31
CORRECTIONS CORPORATION OF AMERICA
filed 1995-04-05
CIK 739404

                                                Commission file number 1-13560


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K-A

                        ------------------------------

                      AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13 or 15(d) of
                     THE SECURITIES EXCHANGE ACT OF 1934


                      CORRECTIONS CORPORATION OF AMERICA
              (Exact name of registrant as specified in Charter)


                               AMENDMENT NO. 1

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994, as set forth in the pages attached hereto:

        The facing sheet is amended by substituting in lieu thereof the attached facing sheet.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.

                                        CORRECTIONS CORPORATION OF AMERICA


Date:  April 4, 1995                    By /s/ Darrell K. Massengale
            --                            --------------------------
                                          Darrell K. Massengale
                                          Vice President, Finance;
                                          Secretary/Treasurer


                                                              Page 1 of 2 Pages

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


  (X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended December 31, 1994

                                       OR

  ( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13560

                       CORRECTIONS CORPORATION OF AMERICA
              (Exact name of Company as specified in its charter)

                    DELAWARE                                                       62-1156308
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)


             102 WOODMONT BOULEVARD                                                   37205
              NASHVILLE, TENNESSEE                                                 (Zip Code)
    (Address of principal executive offices)

        Company's telephone number, including area code: (615) 292-3100

          Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class                       Name of Each Exchange on
       -------------------                       ------------------------
  Common Stock, $1.00 par value                      Which Registered
Warrants to Purchase Common Stock                    ----------------
                                                  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

            Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X    No
                                    ---     ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .
                                 Yes X    No
                                    ---     ---

            The aggregate market value of the voting stock held by non-affiliates of the Company was $217,805,000 as of March 1, 1995, based upon the closing price of such stock as reported on the New York Stock Exchange ("NYSE") on that day. There were 12,800,138 shares of common stock, $1.00 par value, outstanding at March 1, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Parts of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report. Parts of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts II and IV of this Annual Report.

Financial Statement Index                                Exhibit Index on
on Sequentially Numbered                                 Sequentially Numbered
Page 24                                                  Page 50
     --                                                       --

                              Page 1 of 781 Pages
                                                              Page 2 of 2 Pages