Form 10-Q
period 1995-03-31
CORRECTIONS CORPORATION OF AMERICA
filed 1995-05-10
CIK 739404

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1995
                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          SECURITIES EXCHANGE ACT OT 1934
                  FOR THE TRANSACTION PERIOD FROM          TO           .
                                                 ----------   ----------
COMMISSION FILE NUMBER:  0-15719
                         -------

                       CORRECTIONS CORPORATION OF AMERICA
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

                       DELAWARE                              62-1156308
 -------------------------------------------------  ----------------------------
            (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)              Identification Number)

             102 WOODMONT BLVD., SUITE 800
                 NASHVILLE, TENNESSEE                           37205
- - --------------------------------------------------  ----------------------------
       (Address of principal executive offices)               (Zip Code)


                                (615) 292-3100
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
- - -----------------------------------------------------------------------------
      (Former name, address and fiscal year if changed since last report.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---       ---
                                   14,707,965
- - -----------------------------------------------------------------------------
     (Outstanding shares of the issuer's common stock as of May 1, 1995.)


                           THERE IS NO EXHIBIT INDEX

               Total number of sequentially numbered pages is 10.

                       CORRECTIONS CORPORATION OF AMERICA

                                     INDEX



                                                                                                              Page
PART I. FINANCIAL INFORMATION:                                                                               Number
                                                                                                             ------
  Item 1.   Financial Statements

            Consolidated Balance Sheets
            March 31, 1995 (Unaudited) and December 31, 1994                                                     3

            Consolidated Statements of Operations
            Three months ended March 31, 1995 and 1994
            (Unaudited)                                                                                          4

            Consolidated Statements of Cash Flows
            Three months ended March 31, 1995 and 1994
            (Unaudited)                                                                                        5-6

            Notes to Consolidated Financial Statements
            (Unaudited)                                                                                          7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                                7-8


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                                    9

  Item 2.   Changes in Securities                                                                                9

  Item 3.   Default Upon Senior Securities                                                                       9

  Item 4.   Submission of Matters to a Vote of Security Holders                                                  9

  Item 5.   Other Information                                                                                    9

  Item 6.   Exhibits and Reports on Form 8-K                                                                     9


              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                                                                 March 31,              December 31,
                                                                                                   1995                     1994
                                                                                                -----------             ------------
            ASSETS                                                                              (Unaudited)
            ------
            Current assets:
               Cash, cash equivalents and restricted cash                                        $   7,335               $   4,126
               Accounts receivable, less allowance for doubtful accounts of                         24,811                  22,922
                 $61 in 1995 and $181 in 1994
               Prepaid expenses                                                                        784                   1,026
               Deferred taxes                                                                        2,522                   3,132
               Other                                                                                   982                     775
                                                                                                 ---------               ---------
                  Total current assets                                                              36,434                  31,981

            Restricted investments                                                                      69                      69
            Other assets                                                                             9,856                   9,430
            Property and equipment, net                                                             79,158                  78,402
            Investment in direct financing lease                                                    10,032                  10,118
                                                                                                 ---------               ---------
                                                                                                 $ 135,549               $ 130,000
                                                                                                 =========               =========


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

            Current liabilities:
               Accounts payable                                                                  $   4,384               $   6,217
               Accrued salaries and wages                                                            1,448                   1,785
               Accrued property taxes                                                                  707                   1,335
               Other accrued expenses                                                                5,584                   4,699
               Current portion of long-term debt                                                     5,730                   3,853
                                                                                                 ---------               ---------
                 Total current liabilities                                                          17,853                  17,889

            Long-term debt, net of current portion                                                  43,978                  46,492
            Deferred taxes                                                                           3,682                   3,627
            Other long-term liabilities                                                              2,722                   3,670
                                                                                                 ---------               ---------
                   Total liabilities                                                                68,235                  71,678
                                                                                                 ---------               ---------
            Stockholders' equity:
               Common stock                                                                         13,295                  12,800
               Additional paid-in capital                                                           50,949                  44,138
               Retained earnings                                                                     3,736                   1,692
               Treasury stock, at cost                                                                (666)                   (308)
                                                                                                 ---------               ---------
                  Total stockholders' equity                                                        67,314                  58,322
                                                                                                 ---------               ---------
                                                                                                 $ 135,549               $ 130,000
                                                                                                 =========               =========


              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                                             Three months ended
                                                                                                  March 31
                                                                                          ------------------------
                                                                                        1995                     1994
                                                                                    -----------               -----------
            Revenues                                                                $    34,606               $    27,404

            Expenses:
             Operating                                                                   25,447                    21,793
             Depreciation and amortization                                                1,068                     1,035
                                                                                    -----------               -----------
                                                                                         26,515                    22,828
                                                                                    -----------               -----------

            Contribution from operations                                                  8,091                     4,576

            Other expenses:
             General and administrative                                                   2,872                     2,116
             Interest, net                                                                  808                       911
                                                                                    -----------               -----------
                                                                                          3,680                     3,027
                                                                                    -----------               -----------

            Income before income taxes                                                    4,411                     1,549
            Income taxes                                                                  1,737                       168
                                                                                    -----------               -----------

            Net income                                                                    2,674                     1,381

            Preferred stock dividends                                                         -                       106
                                                                                    -----------               -----------

            Net income allocable to common stockholders                             $     2,674               $     1,275
                                                                                    ===========               ===========
            Net income per share:
             Primary                                                                $      0.17               $      0.10
                                                                                    ===========               ===========

             Fully diluted                                                          $      0.17               $      0.10
                                                                                    ===========               ===========
            Weighted average shares outstanding:
             Primary                                                                     15,618                    12,475
                                                                                    ===========               ===========
             Fully diluted                                                               16,115                    12,762
                                                                                    ===========               ===========


              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                                        Three months ended
                                                                                                             March 31
                                                                                                     -----------------------
                                                                                                   1995                   1994
                                                                                               -----------             ----------
            Cash Flows from Operating Activities:
             Net income                                                                        $     2,674             $    1,381
             Adjustments to reconcile net income to net cash provided
              by operating activities:
               Depreciation and amortization                                                         1,303                  1,285
               Deferred income taxes                                                                   975                      -
               Loss (gain) on disposal of property and equipment                                       (12)                     6
               Changes in assets and liabilities:
                 Accounts receivable                                                                (1,880)                  (232)
                 Prepaid expenses                                                                      241                    167
                 Other current assets                                                                 (207)                   (78)
                 Accounts payable                                                                   (1,833)                   556
                 Accrued expenses                                                                      (80)                   477
                                                                                               -----------             ----------
                   Net cash provided by operating activities                                         1,181                  3,562
                                                                                               -----------             ----------

            Cash Flows from Investing Activities:
             Increase in restricted and escrow cash                                                   (118)                  (123)
             Increase in other assets                                                                 (956)                  (570)
             Acquisition of property and equipment                                                  (1,623)                (1,461)
             Proceeds from disposals of property and equipment                                          21                      -
             Payments received on direct financing leases                                               77                     69
                                                                                               -----------             ----------
                   Net cash used in investing activities                                            (2,599)                (2,085)
                                                                                               -----------             ----------

            Cash Flows from Financing Activities:
             Proceeds from issuance of long-term debt                                                7,519                    350
             Payments on long-term debt                                                             (1,456)                (1,511)
             Payments of short-term obligations refinanced by long-term                               (700)                     -
              debt
             Payment of international placement fees                                                  (248)                     -
             Payments of dividends on preferred stock                                                    -                   (106)
             Proceeds from exercise of stock options                                                    24                     51
             Repurchase of stock warrants                                                             (630)                     -
                                                                                               -----------             ----------
                   Net cash provided by (used in) financing activities                               4,509                 (1,216)
                                                                                               -----------             ----------

            Net increase in cash                                                                     3,091                    261

             CASH AND CASH EQUIVALENTS, beginining of period                                         3,802                  5,992
                                                                                               -----------             ----------
             CASH AND CASH EQUIVALENTS, end of period                                          $     6,893             $    6,253
                                                                                               ===========             ==========

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                                        Three months ended
                                                                                                             March 31
                                                                                                   --------------------------
                                                                                                 1995                     1994
                                                                                            --------------           --------------
            Supplemental Disclosures of Cash Flow Information:
              Cash paid during the period for:
                Interest                                                                    $          475           $          715
                                                                                            ==============           ==============
                Income taxes                                                                $          657           $           39
                                                                                            ==============           ==============

            Supplemental Schedule of Noncash Investing and Financing
              Activities:

              The Company acuired treasury stock and issued common
               stock through the exercise of stock options:
                   Common stock                                                             $          (49)          $          (20)
                   Additional paid-in capital                                                         (310)                     (75)
                   Retained earnings (deficit)                                                           -                        9
                   Treasury stock, at cost                                                             359                       86
                                                                                            --------------           --------------
                                                                                            $            -           $            -
                                                                                            ==============           ==============

              Long term debt was converted into common stock:
                    Other assets                                                            $          (86)          $            -
                    Long-term debt                                                                   6,700                        -
                    Common Stock                                                                      (444)                       -
                    Additional paid-in capital                                                      (6,170)                       -
                                                                                            --------------           --------------
                                                                                            $            -           $            -
                                                                                            ==============           ==============


              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of March 31, 1995, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994, have been prepared by the Company in accordance with the accounting policies described in its 1994 Annual Report and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations and changes in cash flows at March 31, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1995, are not necessarily indicative of the operating results for the full year.

2.       LONG-TERM DEBT

         In March 1995, the Company converted $6,700,000 of convertible subordinated notes into 443,692 shares of common stock. The notes had been outstanding since 1989 and had earned 8.5% interest. The conversion prices ranged from $14.33 to $16.74 and included a provision which permitted the Company to require conversion after the stock had a market value of 150% of the conversion price for a specified period.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         REVENUES AND EXPENSES FROM FACILITY OPERATIONS

         Revenues for the first quarter of 1995 increased 26% over the comparable period of 1994. Management revenues increased $6,855,000 and transportation revenues increased $347,000 in the first three months of 1995 as compared to the same period in 1994. The increase in management revenues was due to average occupancy increasing 3.5% along with compensated mandays increasing by 25%. The Company opened the Central Arizona Detention Facility in Florence, Arizona, in the fourth quarter of 1994 and also realized the full period effect of 1994 expansions to existing facilities. The 19% increase in transportation revenues was due to a marketing effort resulting in an expanded customer base and therefore increased compensated mileage.

         Operating expenses for the first quarter of 1995 increased 17% over the comparable quarter in 1994. This increase was due to the increased compensated mandays and compensated mileage that the Company realized in 1995 as previously mentioned.

         Depreciation and amortization remained relatively flat with only a 3% increase in the first quarter of 1995 as compared to the first quarter of 1994. While increasing in dollar amount depreciation and amortization actually decreased as a percentage of revenue. This is a result of the trend in new contracts moving towards the government financing and owning the fixed assets while contracting out the operations with the private sector.

         OTHER EXPENSES

         General and administrative expenses increased 36% for the first quarter of 1995 as compared to the comparable quarter of 1994. The increased expenses were incurred in order to manage the new beds being brought on line in 1995 and 1996. The Company is in the process of bringing 6,210 beds on line over the next eighteen months. As these facilities open then general and administrative cost will again decrease as a percentage of revenues.

         Interest expense, net, decreased 11% from the first quarter of 1994 to the first quarter of 1995. This is due to the Company making regularly scheduled debt payments, the reduction of $9,800,000 of debt in June 1994, with proceeds from an equity issuance and the conversion of $6,700,000 convertible subordinated notes in March 1995.

         Income taxes increased from $167,000 in the first quarter of 1994 to $1,737,000 in the first quarter of 1995. This increase is due to the Company's complete utilization of net operating loss carryforwards and therefore being subject to the full statutory tax rates.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is capital intensive. The Company's efforts to obtain contracts, construct additional facilities, and maintain its day-to-day operations have required the continued acquisition of funds through borrowings and equity offerings. Thus far the Company has financed these activities through the sale of capital stock, subordinated convertible notes and senior secured debt, through the issuance of taxable and tax-exempt bonds, by bank borrowings, and by assisting governmental agencies in the issuance of municipal bonds.

         The Company has a working capital revolving credit facility with a bank which provides for borrowings of up to $15,000,000. The facility requires interest payments to be made monthly and bears interest, at the election of the Company, of either the Bank's prime rate or LIBOR plus 2%, 9.0% and 8.13%, respectively at March 31, 1995. The facility consists of a working capital line, which includes letters of credit. As of March 31, 1995, There were no amounts borrowed against the facility but $7,361,000 of letters of credit had been issued leaving the unused commitment at $7,639,000.

         Future expansion and the acquisition and construction of additional facilities may require further financing, the form of which will vary depending upon prevailing market and other conditions. The trend in growth opportunities has been a movement towards the government financing and owning the fixed assets while contracting out the operations with the private sector.

         Management believes that cash flow from operations, borrowing capacity and access to alternative financing techniques are adequate to meet its future financial requirements.

         PART II - OTHER INFORMATION



         Item 1.    Legal Proceedings

                    None

         Item 2.    Changes in Securities

                    None

         Item 3.    Default Upon Senior Securities

                    None

         Item 4.    Submission of Matters to a Vote of Security Holders

                    None

         Item 5.    Other Information

                    None

         Item 6.    Exhibits and Reports on Form 8-K

                    a)    27    Financial Data Schedule (for SEC use only)
                    b) A current report on Form 8-K dated January 12, 1995, reporting the acquisition of TransCor America, Inc., was filed during the quarter for which this quarterly report is filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   CORRECTIONS CORPORATION OF AMERICA
   Registrant




       May 9 , 1995                                 /s/ Darrell K. Massengale
- - ---------------------------------------          ----------------------------
   Date                                                 Darrell K. Massengale
                                                      Chief Financial Officer
                                                         Secretary, Treasurer
                                                 Principal Accounting Officer