Form 10-Q/A
period 1995-03-31
CORRECTIONS CORPORATION OF AMERICA
filed 1995-05-18
CIK 739404

                                                  Commission file number 1-13560



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-Q-A

                          ----------------------------

                       AMENDMENT TO APPLICATION OR REPORT
                    Filed Pursuant to Section 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934


                       CORRECTIONS CORPORATION OF AMERICA
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                                AMENDMENT NO. 1

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, as set forth in the pages attached hereto:

         The facing sheet is amended by substituting in lieu thereof the attached facing sheet.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.

                                        CORRECTIONS CORPORATION OF AMERICA



Date:  May  18 , 1995                   By  /s/ Darrell K. Massengale
           ----                             ---------------------------------
                                            Darrell K. Massengale
                                            Vice President, Finance;
                                            Secretary/Treasurer


                                                               Page 1 of 2 Pages

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

 ( X )                QUARTERLY REPORT PURSUANT TO SECTION
                                  13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 1995

                                       OR

 (   )               TRANSITION REPORT PURSUANT TO SECTION
                                  13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transaction period from              to           .
                                          ------------    ----------

Commission file number 1-13560

                       CORRECTIONS CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                         62-1156308
- -------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

  102 Woodmont Boulevard, Suite 800
        Nashville, Tennessee                                    37205
- ---------------------------------------                       ---------
(Address of principal executive offices)                      (Zip Code)


                                (615) 292-3100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                     None
      -------------------------------------------------------------------
      (Former name, address and fiscal year if changes since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                               -----     -----

                                  14,707,965
      --------------------------------------------------------------------
      (Outstanding shares of the issuer's common stock as of May 1, 1995.)

                           THERE IS NO EXHIBIT INDEX

               Total number of sequentially numbered pages is 10.