Form 10-Q/A
period 1995-03-31
CORRECTIONS CORPORATION OF AMERICA
filed 1995-07-10
CIK 739404

                                 FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


          [X]   AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1995
                                      OR

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSACTION PERIOD FROM          TO           .
                                          ----------   ----------

  COMMISSION FILE NUMBER:  1-13560
                           -------


                      CORRECTIONS CORPORATION OF AMERICA
                      ----------------------------------
            (Exact name of Registrant as specified in its charter)

              DELAWARE                                    62-1156308
  -------------------------------              -------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification Number)

  102 WOODMONT BLVD., SUITE 800
      NASHVILLE, TENNESSEE                                  37205
  -------------------------------              -------------------------------
     (Address of principal                                (Zip Code)
       executive offices)


                                (615) 292-3100
  ----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
  ----------------------------------------------------------------------------
     (Former name, address and fiscal year if changed since last report.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---       ---

                                  14,707,965
  ----------------------------------------------------------------------------
     (Outstanding shares of the issuer's common stock as of May 1, 1995.)


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

        Part I. Financial Information - Items 1 and 2 are amended by substituting in lieu thereof the attached Items 1 and 2.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.

                                 CORRECTIONS CORPORATION OF AMERICA



Date:  July 10, 1995             By /s/ Darrell K. Massengale
                                    ---------------------------------------
                                    Darrell K. Massengale
                                    Vice President, Finance;
                                    Secretary/Treasurer

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

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                          March 31,              December 31,
                                                                            1995                     1994
                                                                          ---------              ------------
ASSETS                                                                   (Unaudited)
- ------
Current assets:
 Cash, cash equivalents and restricted cash                               $  7,355                 $  4,361
 Accounts receivable, less allowance for doubtful accounts of
   $61 in 1995 and $181 in 1994                                             28,203                   26,231
 Prepaid expenses                                                            1,319                    1,298
 Deferred taxes                                                              2,792                    3,285
 Other                                                                         982                      933
                                                                          --------                 --------

  Total current assets                                                      40,651                   36,108

Restricted investments                                                          69                       69
Other assets                                                                10,919                   10,292
Property and equipment, net                                                 83,793                   82,758
Investment in direct financing lease                                        10,033                   10,118
                                                                          --------                 --------

                                                                          $145,465                 $139,345
                                                                          ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
 Accounts payable                                                         $  7,737                 $  8,396
 Accrued salaries and wages                                                  2,298                    2,688
 Accrued property taxes                                                        771                    1,462
 Other accrued expenses                                                      5,595                    5,166
 Current portion of long-term debt                                           7,057                    5,159
                                                                          --------                 --------

  Total current liabilities                                                 23,458                   22,871

Long-term debt, net of current portion                                      44,944                   47,386
Deferred taxes                                                               3,682                    3,629
Other long-term liabilities                                                  2,823                    3,758
                                                                          --------                 --------
  Total liabilities                                                         74,907                   77,644
                                                                          --------                 --------

Stockholders' equity:
 Common stock                                                               14,658                   14,162
 Additional paid-in capital                                                 50,850                   44,034
 Retained earnings                                                           5,716                    3,813
 Treasury stock, at cost                                                      (666)                    (308)
                                                                          --------                 --------

  Total stockholders' equity                                                70,558                   61,701
                                                                          --------                 --------

                                                                          $145,465                 $139,345
                                                                          ========                 ========

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                                 Three months ended
                                                                                       March 31
                                                                          --------------------------------
                                                                            1995                     1994
                                                                          -------                  -------
Revenues                                                                  $41,655                  $32,472

Expenses:
 Operating                                                                 32,103                   25,516
 Depreciation and amortization                                              1,194                    1,088
                                                                          -------                  -------

                                                                           33,297                   26,604
                                                                          -------                  -------

Contribution from operations                                                8,358                    5,868

Other expenses:
 General and administrative                                                 3,301                    2,536
 Interest, net                                                                863                      930
                                                                          -------                  -------

                                                                            4,164                    3,466
                                                                          -------                  -------

Income before income taxes                                                  4,194                    2,402
Income taxes                                                                1,652                      491
                                                                          -------                  -------


Net income                                                                  2,542                    1,911

Preferred stock dividends                                                       -                      106
                                                                          -------                  -------

Net income allocable to common stockholders                               $ 2,542                  $ 1,805
                                                                          =======                  =======

Net income per share:
 Primary                                                                  $  0.15                  $  0.13
                                                                          =======                  =======

 Fully diluted                                                            $  0.15                  $  0.13
                                                                          =======                  =======

Weighted average shares outstanding:
 Primary                                                                   16,980                   13,610
                                                                          =======                  =======

 Fully diluted                                                             17,478                   13,897
                                                                          =======                  =======

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                 Three months ended
                                                                                       March 31
                                                                          --------------------------------
                                                                            1995                     1994
                                                                          -------                  -------
Cash Flows from Operating Activities:
 Net income                                                               $ 2,542                  $ 1,911
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                          1,455                    1,338
     Deferred income taxes                                                    856                      (29)
     Loss (gain) on disposal of property and equipment                        (16)                       6
     Changes in assets and liabilities:
        Accounts receivable                                                (1,966)                    (274)
        Prepaid expenses                                                      137                      389
        Other current assets                                                 (207)                     (78)
        Accounts payable                                                     (857)                     152
        Accrued expenses                                                     (283)                     518
                                                                          -------                  -------

          Net cash provided by operating activities                         1,661                    3,933
                                                                          -------                  -------

Cash Flows from Investing Activities:
 Increase in restricted and escrow cash                                      (118)                    (123)
 Increase in other assets                                                  (1,379)                    (573)
 Acquisition of property and equipment                                     (1,992)                  (1,542)
 Proceeds from disposals of property and equipment                             21                        -
 Payments received on direct financing leases                                  77                       69
                                                                          -------                  -------

          Net cash used in investing activities                            (3,391)                  (2,169)
                                                                          -------                  -------

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term debt                                   7,780                      350
 Payments on long-term debt                                                (1,619)                  (1,569)
 Payments of short-term obligations refinanced by long-term
   debt                                                                      (700)                       -
 Payment of international placement fees                                     (248)                       -
 Payments of dividends on preferred stock                                       -                     (106)
 Proceeds from exercise of stock options                                       24                       51
 Repurchase of stock warrants                                                (630)                       -
                                                                          -------                  -------

          Net cash provided by (used in) financing activities               4,607                   (1,274)
                                                                          -------                  -------

Net increase in cash                                                        2,877                      490

 CASH AND CASH EQUIVALENTS, beginining of period                            4,036                    7,075
                                                                          -------                  -------

 CASH AND CASH EQUIVALENTS, end of period                                 $ 6,913                  $ 7,565
                                                                          =======                  =======

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                 Three months ended
                                                                                       March 31
                                                                          --------------------------------
                                                                            1995                     1994
                                                                          -------                  -------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
       Interest                                                           $   534                  $   747
                                                                          =======                  =======

       Income taxes                                                       $   657                  $   334
                                                                          =======                  =======

Supplemental Schedule of Noncash Investing and Financing
   Activities:

   The Company acuired treasury stock and issued common
     stock through the exercise of stock options:
           Common stock                                                   $   (49)                 $   (20)
           Additional paid-in capital                                        (310)                     (75)
           Retained earnings (deficit)                                          -                        9
           Treasury stock, at cost                                            359                       86
                                                                          -------                  -------
                                                                          $     -                  $     -
                                                                          =======                  =======

   Long term debt was converted into common stock:
           Other assets                                                   $   (86)                 $     -
           Long-term debt                                                   6,700                        -
           Common Stock                                                      (444)                       -
           Additional paid-in capital                                      (6,170)                       -
                                                                          -------                  -------
                                                                          $     -                  $     -
                                                                          =======                  =======

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

3.       BUSINESS COMBINATION

         In April, 1995, the Company acquired Concept, Inc. in a business combination accounted for in a pooling-of-interest. The consolidated balance sheet as of March 31, 1995, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994 have been restated accordingly to reflect the combination.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATION
         REVENUES AND EXPENSES FROM FACILITY OPERATION

         Revenues for the first quarter of 1995 increased 28% over the comparable period of 1994. Management revenues increased $8,835,000 and transportation revenues increased $347,000 in the first three months of 1995 as compared to the same period in 1994. The increase in management revenues was due to compensated mandays increasing by 28% along with average occupancy increasing by 1%. The Company opened the Eloy Detention Center in Eloy, Arizona, in the third quarter of 1994 and the Central Arizona Detention Facility in Florence, Arizona, in the fourth quarter of 1994, representing a total of 1,500 new beds, and also realized the full period effect of 1994 expansions to existing facilities. The 19% increase in transportation revenues was due to a marketing effort resulting in an expanded customer base and therefore increased compensated mileage.

         Operating expenses for the first quarter of 1995 increased 26% over the comparable quarter in 1994. This increase was due to the increased compensated mandays and compensated mileage that the Company realized in 1995 as previously mentioned.

         Depreciation and amortization increased 10% in the first quarter of 1995 as compared to the first quarter of 1994. While increasing in dollar amount depreciation and amortization actually decreased as a percentage of revenue. This is a result of the trend in new contracts moving towards the government financing and owning the fixed assets while contracting out the operations with the private sector.

         OTHER EXPENSES

         General and administrative expenses increased 30% for the first quarter of 1995 as compared to the comparable quarter of 1994. The increased expenses were incurred in order to manage the new beds being brought on line in 1995 and 1996. The Company is in the process of bringing 7,710 beds on line over the next eighteen months. As these facilities open general and administrative cost will again decrease as a percentage of revenues.

         Interest expense, net, decreased 7% from the first quarter of 1994 to the first quarter of 1995. This is due to the Company making regularly scheduled debt payments, the reduction of $9,800,000 of debt in June 1994, with proceeds from an equity issuance and the conversion of $6,700,000 convertible subordinated notes in March 1995.

         Income taxes increased from $491,000 in the first quarter of 1994 to $1,652,000 in the first quarter of 1995. This increase is due to the Company's complete utilization of net operating loss carryforwards and therefore being subject to the full statutory tax rates.

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

         Concept, Inc. also has a credit facility with a bank. The credit facility provides for borrowings of up to $1,500,000, requires monthly interest payments and bears interest at the bank's prime rate, 9.0% at March 31, 1995. As of March 31, 1995, there were $1,046,000 of outstanding borrowings leaving $454,000 of unused commitment.

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