Form 10-Q
period 1995-06-30
CORRECTIONS CORPORATION OF AMERICA
filed 1995-08-14
CIK 739404

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1995
                                      OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       SECURITIES EXCHANGE ACT OT 1934
                 FOR THE TRANSACTION PERIOD FROM          TO          .
                                                ----------  ----------

COMMISSION FILE NUMBER:  1-13560
                         -------

                      CORRECTIONS CORPORATION OF AMERICA
                      ----------------------------------
            (Exact name of Registrant as specified in its charter)

                 DELAWARE                             62-1156308
  ------------------------------------------      -------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)            Identification Number)

       102 WOODMONT BLVD., SUITE 800
          NASHVILLE, TENNESSEE                            37205
  ------------------------------------------      -------------------
   (Address of principal executive offices)             (Zip Code)


                                (615) 292-3100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------
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

                                  15,146,774
--------------------------------------------------------------------------------
   (Outstanding shares of the issuer's common stock as of August 1, 1995.)


                          EXHIBIT INDEX ON PAGE 12.

                      CORRECTIONS CORPORATION OF AMERICA

                                    INDEX



                                                                                                              Page
PART I. FINANCIAL INFORMATION:                                                                               Number
                                                                                                             ------

  Item 1.   Financial Statements

            Consolidated Balance Sheets
            June 30, 1995 (Unaudited) and December 31, 1994                                                      3

            Consolidated Statements of Operations
            Six months ended June 30, 1995 and 1994
            (Unaudited)                                                                                          4

            Consolidated Statements of Operations
            Three months ended June 30, 1995 and 1994
            (Unaudited)                                                                                          5

            Consolidated Statements of Cash Flows
            Six months ended June 30, 1995 and 1994
            (Unaudited)                                                                                         6-8

            Notes to Consolidated Financial Statements
            (Unaudited)                                                                                          9

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                               9-11


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                                   12

  Item 2.   Changes in Securities                                                                               12

  Item 3.   Default Upon Senior Securities                                                                      12

  Item 4.   Submission of Matters to a Vote of Security Holders                                                 12

  Item 5.   Other Information                                                                                   12

  Item 6.   Exhibits and Reports on Form 8-K                                                                    12

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    June 30,               December 31,
                                                                                      1995                     1994
                                                                                  -------------           ----------------
  ASSETS                                                                           (Unaudited)
  ------
  Current assets:
     Cash, cash equivalents and restricted cash                                     $      6,837             $       4,361
     Accounts receivable, less allowance for doubtful accounts of
         $78 in 1995 and $50 in 1994                                                      37,946                    26,231
     Prepaid expenses                                                                      2,166                     1,298
     Deferred taxes                                                                        3,187                     3,285
     Other                                                                                 1,243                       933
                                                                                      ----------             -------------

        Total current assets                                                              51,379                    36,108
                                                                                      ----------             -------------

  Restricted investments                                                                       0                        69
  Other assets                                                                            14,020                    10,292
  Property and equipment, net                                                             87,521                    82,758
  Investment in direct financing lease                                                     9,945                    10,118
                                                                                      ----------             -------------

                                                                                      $  162,865             $     139,345
                                                                                      ==========             =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

  Current liabilities:
     Accounts payable                                                                 $   11,836             $       8,396
     Accrued salaries and wages                                                            2,128                     2,688
     Accrued property taxes                                                                1,129                     1,462
     Other accrued expenses                                                                6,009                     5,167
     Current portion of long-term debt                                                     7,676                     5,159
                                                                                      ----------             -------------

        Total current liabilities                                                         28,778                    22,872
                                                                                      ----------             -------------

  Long-term debt, net of current portion                                                  42,956                    47,386
  Deferred taxes                                                                           3,885                     3,628
  Other long-term liabilities                                                              2,475                     3,758
                                                                                      ----------             -------------

        Total liabilities                                                                 78,094                    77,644
                                                                                      ----------             -------------

  Commitments and contingencies

  Stockholders' equity:
     Common stock                                                                         15,197                    14,162
     Additional paid-in capital                                                           62,604                    44,034
     Retained earnings                                                                     8,666                     3,813
     Treasury stock, at cost                                                              (1,696)                     (308)
                                                                                      ----------             -------------

        Total stockholders' equity                                                        84,771                    61,701
                                                                                      ----------             -------------

                                                                                      $  162,865             $     139,345
                                                                                      ==========             =============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                                              Six months ended
                                                                                                  June 30
                                                                                            ---------------------
                                                                                        1995                      1994
                                                                                    ------------             -------------
  Revenues                                                                          $     89,520             $      67,076

  Expenses:
     Operating                                                                            68,580                    53,152
     Depreciation and amortization                                                         2,480                     2,207
                                                                                    ------------             -------------

                                                                                          71,060                    55,359
                                                                                    ------------             -------------

  Contribution from operations                                                            18,460                    11,717

  Other expenses:
     General and administrative                                                            7,837                     5,370
     Interest, net                                                                         1,594                     1,818
                                                                                    ------------             -------------

                                                                                           9,431                     7,188
                                                                                    ------------             -------------

  Income before income taxes                                                               9,029                     4,529
  Provision for income taxes                                                               3,579                       856
                                                                                    ------------             -------------


  Net income                                                                               5,450                     3,673

  Preferred stock dividends                                                                    0                       204
                                                                                    ------------             -------------

  Net income allocable to common stockholders                                      $       5,450             $       3,469
                                                                                   =============             =============

  Earnings per share:
     Primary                                                                       $        0.31             $        0.25
                                                                                   =============             =============

     Fully diluted                                                                 $        0.31             $        0.24
                                                                                   =============             =============

  Weighted average shares outstanding:
     Primary                                                                              17,557                    13,886
                                                                                   =============             =============

     Fully diluted                                                                        17,844                    14,228
                                                                                   =============             =============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                                                      Three months ended
                                                                                                           June 30
                                                                                                     --------------------
                                                                                                   1995                     1994
                                                                                               -----------              ------------
            Revenues                                                                           $    47,865              $     34,603

            Expenses:
               Operating                                                                            36,478                    27,636
               Depreciation and amortization                                                         1,285                     1,119
                                                                                               -----------              ------------

                                                                                                    37,763                    28,755
                                                                                               -----------              ------------

            Contribution from operations                                                            10,102                     5,848

            Other expenses:
               General and administrative                                                            4,536                     2,833
               Interest, net                                                                           731                       888
                                                                                               -----------              ------------
                                                                                                     5,267                     3,721
                                                                                               -----------              ------------

            Income before income taxes                                                               4,835                     2,127
            Provision for income taxes                                                               1,927                       365
                                                                                               -----------              ------------

            Net income                                                                               2,908                     1,762

            Preferred stock dividends                                                                    0                        98
                                                                                               -----------              ------------

            Net income allocable to common stockholders                                        $     2,908              $      1,664
                                                                                               ===========              ============

            Earnings per share:
               Primary                                                                         $      0.16              $       0.12
                                                                                               ===========              ============

               Fully diluted                                                                   $      0.16              $       0.12
                                                                                               ===========              ============

            Weighted average shares outstanding:
               Primary                                                                              18,034                    14,124
                                                                                               ===========              ============

               Fully diluted                                                                        18,056                    14,287
                                                                                               ===========              ============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                                 Six months ended
                                                                                                     June 30
                                                                                                ------------------
                                                                                          1995                      1994
                                                                                    ----------------           ---------------
    Cash Flows from Operating Activities:
       Net income                                                                     $      5,450              $      3,673
       Adjustments to reconcile net income to net cash provided
           by operating activities:
              Depreciation and amortization                                                  2,860                     2,904
              Defferred income taxes                                                         2,490                       (29)
             Loss on disposal of property and equipment                                         19                         9
              Changes in assets and liabilities:
                   Accounts receivable                                                     (11,698)                   (2,346)
                   Prepaid expenses                                                           (868)                   (1,291)
                   Other current assets                                                       (310)                     (671)
                   Accounts payable                                                          3,440                     2,148
                   Accrued expenses                                                           (140)                    1,119
                                                                                      ------------              ------------

                       Net cash provided by operating activities                             1,243                     5,516
                                                                                      ------------              ------------

    Cash Flows from Investing Activities:
       Increase (decrease) in restricted and escrow cash                                        85                      (120)
       Decrease in restricted investments                                                       69                         0
       Increase in other assets                                                             (4,379)                     (879)
       Acquisition of property and equipment                                                (6,758)                   (6,547)
       Proceeds from disposals of property and equipment                                        21                         2
       Payments received on direct financing leases                                            155                       139
                                                                                      ------------              ------------

                       Net cash used in investing activities                               (10,807)                   (7,405)
                                                                                      ------------              ------------
    Cash Flows from Financing Activities:
       Proceeds from issuance of long-term debt                                              7,519                     7,878
       Payments on long-term debt                                                           (3,410)                  (12,646)
       Proceeds from short-term borrowings, net                                              1,215                         0
       Payments of short-term obligations refinanced by long-term
          debt                                                                                (700)                        0
       Payment of international placement fees                                                (495)                        0
       Issuance of common stock                                                              8,311                    10,599
       Payments of stock issuance costs                                                          0                      (404)
       Payments of dividends on preferred stock                                                  0                      (275)
       Proceeds from exercise of stock options                                                 315                       169
       Repurchase of stock warrants                                                           (630)                        0
                                                                                      ------------              ------------
                       Net cash provided by financing activities                            12,125                     5,321
                                                                                      ------------              ------------
    Net increase in cash                                                                     2,561                     3,432
    CASH AND CASH EQUIVALENTS, beginining of period                                          4,036                     7,029
                                                                                      ------------              ------------

    CASH AND CASH EQUIVALENTS, end of period                                          $      6,597              $     10,461
                                                                                      ============              ============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                          Six months ended
                                                                                               June 30
                                                                                          -----------------
                                                                                        1995                 1994
                                                                                    ------------         -------------
  Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
         Interest                                                                   $      1,982         $       2,307
                                                                                    ============         =============

         Income taxes                                                               $      1,690         $         247
                                                                                    ============         =============

  Supplemental Schedule of Noncash Investing and Financing
     Activities:

         The Company intends to finance contruction in progress
             through the issuance of long-term debt:
               Property and equipment                                               $          0         $       2,211
               Other long-term liabilities                                                     0                (2,211)
                                                                                    ------------         -------------
                                                                                    $          0         $           0
                                                                                    ============         =============

         The Company entered into an international alliance and
             equity participation which included the deferral of certain issuance costs:
               Other assets                                                         $          0         $       3,488
               Other accrued expenses                                                          0                  (495)
               Other long-term liabilities                                                     0                (3,465)
               Additional paid-in capital                                                      0                   472
                                                                                    ------------         -------------
                                                                                    $          0         $           0
                                                                                    ============         =============

         Long-term debt was converted into common stock:
               Other assets                                                         $        (53)        $           0
               Long-term debt                                                              6,700                     0
               Common stock                                                                 (444)                    0
               Additional paid-in capital                                                 (6,203)                    0
                                                                                    ------------         -------------
                                                                                    $          0         $           0
                                                                                    ============         =============

         The Company's redeemable convertible preferred stock
             was converted into common stock:
               Other assets                                                         $          0         $        (290)
               Preferred stock                                                                 0                 5,000
               Common stock                                                                    0                  (700)
               Additional paid-in capital                                                      0                (4,010)
                                                                                    ------------         -------------
                                                                                    $          0         $           0
                                                                                    ============         =============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                      Six months ended
                                                                                          June 30
                                                                                    --------------------
                                                                                 1995                   1994
                                                                            --------------          ---------------
  The Company acquired treasury stock and issued common
      stock through the exercise of stock options:
        Common stock                                                        $        (205)          $           (57)
        Additional paid-in capital                                                 (1,183)                     (124)
        Retained earnings (deficit)                                                     0                       307
        Treasury stock, at cost                                                    (1,388)                     (126)
                                                                            -------------           ---------------
                                                                            $           0           $             0
                                                                            =============           ===============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of June 30, 1995, the consolidated statements of operations and cash flows for the six month periods ended June 30, 1995 and 1994, and the consolidated statement of operations for the quarters ended June 30, 1995 and 1994 have been prepared by the Company in accordance with the accounting policies described in its 1994 Annual Report and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations and changes in cash flows at June 30, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended June 30, 1995, are not necessarily indicative of the operating results for the full year.

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


3.       BUSINESS COMBINATION

         In April, 1995, the Company acquired Concept, Inc. in a business combination accounted for in a pooling-of-interest. The consolidated balance sheet as of June 30, 1995, the consolidated statements of operations and cash flows for the six month periods ended June 30, 1995 and 1994 and the consolidated statement of operations for the quarters ended June 30, 1995 and 1994 have been restated accordingly to reflect the combination.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         REVENUES AND EXPENSES FROM FACILITY OPERATIONS

         Revenues for the second quarter and first half of 1995 increased 38% and 33%, respectively, over the comparable periods of 1994.
         Management revenues increased $13,032,000 and $21,867,000 for the second quarter and first half of 1995, respectively, as compared to the same periods of 1994, while transportation revenues increased $230,000 and $577,000 for the same relative time periods. The increase in management revenues was due to compensated mandays increasing by 24% and 26% for the second quarter and first half of 1995, respectively, over the comparable periods of 1994. The Company opened the Eloy Detention Center in Eloy, Arizona, in the third quarter of 1994, the Central Arizona Detention Facility in Florence, Arizona, in the fourth quarter of 1994, and the B. M. Moore Pre-Release Center in Overton, Texas, at the end of the second quarter of 1995. The Company also realized the full period effect in 1995 of 1994 expansions to existing facilities. The 11% and 15% increase in transportation revenues for the second quarter and first half of 1995, respectively, over the comparable periods of 1994 was due to a marketing effort resulting in an expanded customer base and therefore increased compensated mileage.

         Operating expenses for the second quarter and first half of 1995 increased 32% and 29%, respectively, over the comparable periods of 1994. This was due to the increase in compensated mandays based on the growth in beds on line and the increase in compensated mileage as previously mentioned.

         Depreciation and amortization, while increasing in dollar amount 15% and 12% for the second quarter and first half or 1995, respectively, as compared to the same periods in 1994, actually decreased as a percentage of revenue for both periods. This is a result of the trend in new contracts moving towards the government financing and owing the fixed assets while contracting out the operations with the private sector.

         OTHER EXPENSES

         General and administrative expenses for the second quarter and first half of 1995 increased 60% and 46% respectively, over the comparable periods of 1994. Included in the second quarter of 1995 were expenses of approximately $700,000 of non-recurring pooling expenses. After backing these non-recurring charges out general and administrative expenses decreased as a percentage of revenues. The net increased expenses in amount were incurred in order to manage the new beds being brought on line in 1995 and 1996. The Company is in the process of bringing 7,210 beds on line over the next fifteen months. As these facilities open general and administrative cost will continue to decrease as a percentage of revenues.

         Interest expense, net, decreased 18% and 12% for the second quarter and first half of 1995, respectively, as compared to the same periods in 1994. This is due to the Company making regularly scheduled debt payments, the reduction of $9,800,000 of debt in June 1994, with proceeds from an equity issuance and the conversion of $3,000,000 and $6,700,000 convertible subordinated notes in December 1994 and March 1995, respectively.

         The Company realized the complete utilization of its net operating loss carryforwards prior to 1995 therefore resulting in being subject to the full statutory tax rates beginning in 1995.


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is capital intensive. The Company's efforts to obtain contracts, construct additional facilities, and maintain its day-to-day operations have required the utilization of cash flow from operations and the continued acquisition of funds through borrowings and equity offerings. Thus far the Company has financed these activities through the sale of capital stock, subordinated convertible notes and senior secured debt, through the issuance of taxable and tax-exempt bonds, by bank borrowings, and by assisting governmental agencies in the issuance of municipal bonds.

         Subsequent to the end of the second quarter of 1995 the Company renegotiated its working capital revolving credit facility. The facility now provides for borrowings of up to $25,000,000, requires interest payments to be made quarterly and bears interest, at the election of the Company, of either the Bank's prime rate or LIBOR plus 2%, 9.0% and 8.13%, respectively at June 30, 1995. The facility consists of a working capital line, which includes letters of credit. As of June 30, 1995, there was $2,000,000 borrowed against the facility and $7,661,000 of letters of credit had been issued leaving the unused commitment at $15,339,000.

         Concept, Inc. also has a credit facility with a bank. The credit facility provides for borrowings of up to $1,000,000, requires monthly interest payments and bears interest at the bank's prime rate, 9.0% at June 30, 1995. As of June 30, 1995, no amounts were borrowed against this facility.

         In June, 1995, the Company sold 272,5000 shares of common stock at $30.50 per share to Sodexho, S.A., an affiliate of the Company. The proceeds will be used to finance the expansion of an existing facility.

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

                    None

         Item 3.    Default Upon Senior Securities

                    None

         Item 4.    Submission of Matters to a Vote of Security Holders

                    At the Annual Meeting of Stockholders of the Company held on May 26, 1995, the nominees for election as Directors of the Company were elected without opposition. The amendment of the Company's certificate of incorporation increasing the amount of authorized common stock from 30,000,000 to 50,000,000 was ratified. On this motion 8,575,125 shares, voted in favor of the motion, 403,496 shares votes against and 259,435 shares abstained. On the motion to ratify and approve the Company's 1995 Employee Stock Incentive Plan, 7,182,524 shares were voted in favor of this proposal, 1,803,667 shares voted against and 251,864 shares abstained.


         Item 5.    Other Information

                    None

         Item 6.    Exhibits and Reports on Form 8-K

                    a)    27  Financial Data Schedule (for SEC use only)
                    b) A current report on Form 8-K dated May 11, 1995, reporting the acquisition of Concept, Inc. in a business combination accounted for as a pooling-of-interest, was filed during the quarter for which this quarterly report is filed. Subsequent to the end of the quarter a current amended report on Form 8-K/A dated July 10, 1995, was filed to update the initial report.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CORRECTIONS CORPORATION OF AMERICA
                            ----------------------------------
                                       (Registrant)




       August 11, 1995                          /s/ Darrell K. Massengale
-----------------------------------           ------------------------------
              (Date)                                   Darrell K. Massengale
                                                                   Treasurer
                                              (Principal Accounting Officer)