Form 10-Q
period 1995-09-30
CORRECTIONS CORPORATION OF AMERICA
filed 1995-11-14
CIK 739404

                                   FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1995
                                     OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       SECURITIES EXCHANGE ACT OT 1934
            FOR THE TRANSACTION PERIOD FROM           TO          .
                                           ----------   ----------
COMMISSION FILE NUMBER:  1-13560



                      CORRECTIONS CORPORATION OF AMERICA
                      ----------------------------------
            (Exact name of Registrant as specified in its charter)

                 DELAWARE                                 62-1156308
---------------------------------------------   -------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                      Identification Number)

       102 WOODMONT BLVD., SUITE 800
           NASHVILLE, TENNESSEE                              37205
---------------------------------------------   -------------------------------
   (Address of principal executive offices)                (Zip Code)


                               (615)  292-3100
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     NONE
---------------------------------------------------------------------------
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

                                   31,866,202
-------------------------------------------------------------------------------
   (Outstanding shares of the issuer's common stock as of November 1, 1995.)


                           EXHIBIT INDEX ON PAGE 13

               Total number of sequentially numbered pages is 14.

                       CORRECTIONS CORPORATION OF AMERICA

                                     INDEX



                                                                                          Page
PART I. FINANCIAL INFORMATION:                                                           Number
                                                                                         ------
  Item 1.   Financial Statements

            Consolidated Balance Sheets
            September 30, 1995 (Unaudited) and December 31, 1994                            3

            Consolidated Statements of Operations
            Nine months ended September 30, 1995 and 1994
            (Unaudited)                                                                     4

            Consolidated Statements of Operations
            Three months ended September 30, 1995 and 1994
            (Unaudited)                                                                     5

            Consolidated Statements of Cash Flows
            Nine months ended September 30, 1995 and 1994
            (Unaudited)                                                                   6-8

            Notes to Consolidated Financial Statements
            (Unaudited)                                                                  9-10

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                         10-12


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                              13

  Item 2.   Changes in Securities                                                          13

  Item 3.   Default Upon Senior Securities                                                 13

  Item 4.   Submission of Matters to a Vote of Security Holders                            13

  Item 5.   Other Information                                                              13

  Item 6.   Exhibits and Reports on Form 8-K                                               13

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                             September 30,          December 31,
                                                                                                 1995                  1994
                                                                                          -----------------      ------------------
            ASSETS                                                                           (Unaudited)
            ------
            Current assets:
               Cash, cash equivalents and restricted cash                                 $       1,261           $        4,609
               Accounts receivable, less allowance for doubtful accounts of
                   $0 in 1995 and $50 in 1994                                                    39,191                   27,775
               Prepaid expenses                                                                   1,939                    1,551
               Deferred taxes                                                                     3,374                    3,285
               Other                                                                              1,183                      933
                                                                                          -------------           --------------

                  Total current assets                                                           46,948                   38,153
                                                                                          -------------           --------------

            Restricted investments                                                                  587                       69
            Other assets                                                                         36,399                   10,518
            Property and equipment, net                                                         128,992                   82,934
            Investment in direct financing lease                                                  9,856                   10,118
                                                                                          -------------           --------------

                                                                                          $     222,782           $      141,792
                                                                                          =============           ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

            Current liabilities:
               Accounts payable                                                           $      17,071           $        8,768
               Accrued salaries and wages                                                         2,676                    3,273
               Accrued property taxes                                                             1,660                    1,462
               Other accrued expenses                                                             8,410                    5,404
               Current portion of long-term debt                                                 14,332                    5,759
                                                                                          -------------           --------------

                  Total current liabilities                                                      44,149                   24,666
                                                                                          -------------           --------------

            Long-term debt, net of current portion                                               64,038                   47,984
            Deferred taxes                                                                        4,156                    3,628
            Other long-term liabilities                                                          20,656                    3,757
                                                                                          -------------           --------------

                  Total liabilities                                                             132,999                   80,035
                                                                                          -------------           --------------

            Commitments and contingencies

            Stockholders' equity:
               Common stock                                                                      15,933                   14,845
               Additional paid-in capital                                                        62,492                   43,353
               Retained earnings                                                                 12,040                    3,866
               Treasury stock, at cost                                                             (682)                    (307)
                                                                                          -------------           --------------

                  Total stockholders' equity                                                     89,783                   61,757
                                                                                          -------------           --------------

                                                                                          $     222,782           $      141,792
                                                                                          =============           ==============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                                                      Nine months ended
                                                                                                         September 30
                                                                                                       ----------------
                                                                                                 1995                     1994
                                                                                          ----------------       -----------------
            Revenues                                                                      $     144,911           $      109,384

            Expenses:
               Operating                                                                        110,615                   87,914
               Depreciation and amortization                                                      3,889                    3,266
                                                                                          -------------           --------------

                                                                                                114,504                   91,180
                                                                                          -------------           --------------

            Contribution from operations                                                         30,407                   18,204

            Other expenses:
               General and administrative                                                        12,640                    8,596
               Interest, net                                                                      2,706                    2,568
                                                                                          -------------           --------------

                                                                                                 15,346                   11,164
                                                                                          -------------           --------------

            Income before income taxes                                                           15,061                    7,040
            Provision for income taxes                                                            5,897                    1,129
                                                                                          -------------           --------------

            Net income                                                                            9,164                    5,911

            Preferred stock dividends                                                                 0                      204
                                                                                         --------------           --------------

            Net income allocable to common stockholders                                  $        9,164           $        5,707
                                                                                         ==============           ==============

            Earnings per share:
               Primary                                                                   $         0.49           $         0.38
                                                                                         ==============           ==============

               Fully diluted                                                             $         0.48           $         0.37
                                                                                         ==============           ==============

            Weighted average shares outstanding:
               Primary                                                                           18,640                   15,160
                                                                                         ==============           ==============

               Fully diluted                                                                     19,116                   15,484
                                                                                         ==============           ==============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                                                     Three months ended
                                                                                                        September 30
                                                                                                      -----------------
                                                                                                1995                     1994
                                                                                            -------------           -------------
            Revenues                                                                        $    56,653              $    38,565

            Expenses:
               Operating                                                                         42,942                   31,209
               Depreciation and amortization                                                      1,409                    1,042
                                                                                            -----------             -----------

                                                                                                 44,351                   32,251
                                                                                            -----------             ------------

            Contribution from operations                                                         12,302                    6,314

            Other expenses:
               General and administrative                                                         4,803                    3,226
               Interest, net                                                                      1,111                      713
                                                                                            -----------             ------------

                                                                                                  5,914                    3,939
                                                                                            -----------             ------------

            Income before income taxes                                                            6,388                    2,375
            Provision for income taxes                                                            2,318                      178
                                                                                            -----------             ------------


            Net income                                                                            4,070                    2,197

            Preferred stock dividends                                                                 0                        0
                                                                                            -----------             ------------

            Net income allocable to common stockholders                                     $     4,070             $      2,197
                                                                                            ===========             ============

            Earnings per share:
               Primary                                                                      $      0.21             $       0.13
                                                                                            ===========             ============

               Fully diluted                                                                $      0.21             $       0.13
                                                                                            ===========             ============

            Weighted average shares outstanding:
               Primary                                                                           19,299                   16,392
                                                                                            ===========             ============

               Fully diluted                                                                     19,457                   16,543
                                                                                            ===========             ============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                                    Nine months ended
                                                                                                       September 30
                                                                                                    -----------------
                                                                                                  1995                   1994
                                                                                           ----------------      ------------------
            Cash Flows from Operating Activities:
               Net income                                                                  $      9,164             $      5,911
               Adjustments to reconcile net income to net cash provided
                   by operating activities:
                      Depreciation and amortization                                               4,456                    4,296
                      Deferred income taxes                                                       3,549                        0
                      Loss (gain) on disposal of property and equipment                               7                      (21)
                      Changes in assets and liabilities:
                           Accounts receivable                                                  (11,389)                  (2,803)
                           Prepaid expenses                                                        (388)                    (363)
                           Other current assets                                                    (250)                    (255)
                           Accounts payable                                                       8,303                    1,366
                           Accrued expenses                                                       2,520                    1,081
                                                                                           ------------             ------------

                               Net cash provided by operating activities                         15,972                    9,212
                                                                                           ------------             ------------

            Cash Flows from Investing Activities:
               Increase in restricted and escrow cash                                               (36)                    (245)
               Increase in restricted investments                                                  (518)                       0
               Increase in other assets                                                         (27,094)                  (2,584)
               Acquisition of property and equipment                                            (21,847)                 (17,753)
               Proceeds from disposals of property and equipment                                     45                       12
               Payments received on direct financing leases                                         235                      215
                                                                                           ------------             ------------

                               Net cash used in investing activities                            (49,215)                 (20,355)
                                                                                           ------------             ------------

            Cash Flows from Financing Activities:
               Proceeds from issuance of long-term debt                                           7,604                   11,797
               Payments on long-term debt                                                        (5,549)                 (12,871)
               Proceeds from short-term borrowings, net                                           2,416                       21
               Short-term obligations to be refinanced by long-term debt                         17,480                        0
               Payment of international placement fees                                             (495)                       0
               Issuance of common stock                                                           8,683                   10,660
               Payments of stock issuance costs                                                       0                     (404)
               Payments of dividends on preferred stock                                               0                     (275)
               Payments of dividends on common stock                                                  0                      (16)
               Proceeds from exercise of stock options                                              350                      199
               Repurchase of stock warrants                                                        (630)                       0
                                                                                           ------------             ------------

                               Net cash provided by financing activities                         29,859                    9,111
                                                                                           ------------             ------------
            Net decrease in cash                                                                 (3,384)                  (2,032)
            CASH AND CASH EQUIVALENTS, beginining of period                                       4,285                    7,229
                                                                                           ------------             ------------

            CASH AND CASH EQUIVALENTS, end of period                                       $        901             $      5,197
                                                                                           ============             ============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                                Nine months ended
                                                                                                   September 30
                                                                                                -----------------
                                                                                                1995                 1994
                                                                                           ---------------    -------------------
            Supplemental Disclosures of Cash Flow Information:
               Cash paid during the period for:
                   Interest                                                                $      2,843            $       2,891
                                                                                           ============            =============

                   Income taxes                                                            $      2,516            $         332
                                                                                           ============            =============

            Supplemental Schedule of Noncash Investing and Financing
               Activities:

                   The Company intends to finance contruction in progress
                       through the issuance of long-term debt:
                         Property and equipment                                                       0            $       2,307
                         Other long-term liabilities                                                  0                   (2,307)
                                                                                           ------------            -------------
                                                                                                      0            $           0
                                                                                           ============            =============

                   The Company acquired property and equipment by
                       assuming long-term debt:
                         Property and equipment                                            $     27,392            $           0
                         Long-term debt                                                         (27,392)                       0
                                                                                           ------------            -------------
                                                                                           $          0            $           0
                                                                                           ============            =============

                   The Company entered into an international alliance and
                       equity participation which included the deferral of certain issuance costs:
                         Other assets                                                      $          0            $       3,488
                         Other accrued expenses                                                       0                     (742)
                         Other long-term liabilities                                                  0                   (3,218)
                         Additional paid -in capital                                                  0                      472
                                                                                           ------------            -------------
                                                                                           $          0            $           0
                                                                                           ============            =============

                   Long-term debt was converted into common stock:
                         Other assets                                                      $        (53)           $           0
                         Long-term debt                                                           6,700                        0
                         Common stock                                                              (444)                       0
                         Additional paid-in capital                                              (6,203)                       0
                                                                                           ------------            -------------
                                                                                           $          0            $           0
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
                                                                                           ============            =============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                                    Nine months ended
                                                                                                       September 30
                                                                                                    -----------------
                                                                                                1995                 1994
                                                                                           ----------------    -----------------
                   The Company acquired treasury stock and issued common
                       stock through the exercise of stock options:
                         Common stock                                                     $        (234)         $           (74)
                         Additional paid-in capital                                                (681)                    (201)
                         Retained earnings                                                          540                      307
                         Treasury stock, at cost                                                    375                      (32)
                                                                                          -------------          ---------------
                                                                                          $           0          $             0
                                                                                          =============          ===============

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheets as of September 30, 1995 and December 31, 1994, the consolidated statements of operations and cash flows for the nine month periods ended September 30, 1995 and 1994, and the consolidated statements of operations for the quarters ended September 30, 1995 and 1994 have been prepared by the Company in accordance with the accounting policies described in its 1994 Annual Report and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations and changes in cash flows at September 30, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended September 30, 1995, are not necessarily indicative of the operating results for the full year.

2.       OTHER ASSETS

         On September 28, 1995, the Company acquired all of the assets associated with the Eden Detention Center in Eden, Texas, from the former operator for $18,300,000 and assumed management of the facility. The Company owned the facility temporarily until October 25, 1995, when the assets were then sold to a non-profit corporation. The non-profit corporation issued 20 year bonds to refinance the facility. The Company maintains the management of the facility pursuant to a contract with the city.

3.       PROPERTY AND EQUIPMENT, NET

         In July 1995, the Company exercised an option to acquire the other 50% partnership interests in United Concept, Limited partnership ("UCLP"). The Company now owns all 1,000 shares of common stock and first National Bank of Chicago owns one share of voting preferred stock. In acquiring all of the common stock the Company acquired property and equipment of approximately $32,642,000 and the financial results and operations of UCLP are consolidated into the Company's financial statements.


4.       LONG-TERM DEBT

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

         In conjunction with the Company acquiring the other 50% of UCLP in July, 1995, the Company assumed long-term debt of approximately $27,392,000. The notes bear interest at 10%, with monthly principal and interest payments, and mature in January 2000.

5.       OTHER LONG-TERM LIABILITIES

         In conjunction with acquiring the assets of Eden Detention Center, the Company borrowed approximately $18,200,000 from it's credit facility. The borrowings were paid off in full when the facility was refinanced with long-term bonds.

6.       BUSINESS COMBINATIONS

         In April, 1995, the Company acquired Concept, Inc. ("CI"). In August, 1995, the Company acquired Correction Management Affiliates, Inc. ("CMA"), Correctional Services Group, Inc. ("CSG") and Corrections Partners, Inc. ("CPI"). Both transactions were stock for stock swaps and both were accounted for as poolings of interest. The Consolidated Balance Sheets as of September 30, 1995, and December 31, 1994, the Consolidated Statements of Operations and Cash Flows for the nine month periods ended September 30, 1995 and 1994, and the Consolidated Statements of Operations for the quarters ended September 30, 1995 and 1994 have been restated accordingly to reflect the combinations.

7.       EQUITY

         Subsequent to the end of the quarter the Company announced a two-for-one stock split to be effected in the form of a stock dividend. The dividend was distributed on October 31, 1995, to all shareholders of record on October 17, 1995. The Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994, do not reflect the effect of the split.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         REVENUES AND EXPENSES FROM FACILITY OPERATIONS


         Revenues for the third quarter and first nine months of 1995 increased 47% and 33%, respectively, over the comparable periods of 1994. Management revenues increased $17,615,000 and $34,476,000 for the third quarter and first nine months of 1995, respectively, as compared to the same periods of 1994, while transportation revenues increased $473,000 and $1,050,000 for the same relative time periods. The increase in management revenues was due to compensated mandays increasing by 21% and 24% for third quarter and first nine months of 1995, respectively, over the comparable periods of 1994. The Company opened the Metro Juvenile Center in Nashville, Tennessee in the second quarter of 1994, the Eloy Detention Center in Eloy, Arizona, in the third quarter of 1994, the Central Arizona Detention Facility in Florence, Arizona, in the fourth quarter of 1994, the B. M. Moore Pre-Release Center in Overton, Texas, and the Southwest Indiana Regional Youth Village in Vincennes, Indiana, in the second quarter of 1995 and the Bay Correctional Facility in Panama City, Florida in the third quarter of 1995. The Company also realized the full period effect in 1995 of 1994 expansions to existing facilities. The 23% and 18% increase in transportation revenues for the third quarter and nine months half of 1995, respectively, over the comparable periods of 1994 was due to a marketing effort resulting in an expanded customer base, increased staffing and vehicles and therefore increased compensated mileage.

         Operating expenses for the third quarter and first nine months of 1995 increased 38% and 26%, respectively, over the comparable periods of 1994. This was due to the increase in compensated mandays based on the growth in beds on line and the increase in compensated mileage as previously mentioned.

         Depreciation and amortization, while increasing in dollar amount 35% and 19% for the third quarter and first nine months of 1995, respectively, as compared to the same periods in 1994, actually decreased as a percentage of revenue for both periods.

         The recent trend in new contracts has resulted in the government financing and owing the fixed assets while contracting out the operations with the private sector.

         OTHER EXPENSES

         General and administrative expenses for the third quarter and first nine months of 1995 increased 49% and 47% respectively, over the comparable periods of 1994. Included in the third quarter and first nine months of 1995, respectively, were expenses of approximately $210,000 and $910,000 of non-recurring pooling expenses. The growth in general and administrative expenses has been incurred in order to manage the new beds being brought on line in 1995 and 1996. The Company is in the process of bringing 8,276 beds on line over the next fifteen months. As these facilities open, general and administrative cost will continue to decrease as a percentage of revenues.

         Interest expense, net, increased 56% and 5% for the third quarter and first nine months of 1995, respectively, as compared to the same periods in 1994. This is due to the Company incurring debt related to new facilities opened in 1994 and 1995.

         The Company realized the complete utilization of its net operating loss carryforwards prior to 1995 and, therefore, is subject to the full statutory tax rates beginning in 1995.


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is capital intensive. The Company's efforts to obtain contracts, construct additional facilities, and maintain its day-to-day operations have required the utilization of cash flow from operations and the continued acquisition of funds through borrowings and equity offerings. Thus far, the Company has financed these activities through the sale of capital stock, subordinated convertible notes and senior secured debt, through the issuance of taxable and tax-exempt bonds, by bank borrowings, and by assisting governmental agencies in the issuance of municipal bonds.

         In July, 1995, the Company renegotiated its credit facility with a bank. The facility provides for borrowings of up to $25,000,000, requires interest payments to be made quarterly and bears interest, at the election of the Company, of either the Bank's prime rate or LIBOR plus 2%, 8.75% and 7.88%, respectively at September 30, 1995. The facility consists of a working capital line, which includes letters of credit. In order to facilitate the temporary financing related to the Eden Detention Center, the Company received a $3,000,000 overline for the credit facility. As of September 30, 1995, there was $21,180,000 borrowed against the facility and $6,394,000 of letters of credit had been issued.

         In June, 1995, the Company sold 272,500 shares of common stock at $30.50 per share to Sodexho, S.A., an affiliate of the Company pursuant to a pre-emptive right under the June 1994 Securities Purchase Agreement between the Company and Sodexho. The proceeds were used to finance the expansion of an existing facility.

         In July, 1995, the Company and Sodexho entered into an amendment to the Securities Purchase Agreement. Pursuant to the original Securities Purchase Agreement Sodexho purchased an option to acquire $20,000,000 of 8.75% convertible subordinated notes exercisable through December 31, 1997. These notes had a conversion price equal to the greater of
         (i) 20% over the closing price of the Company's Common Stock on the day prior to the closing of such purchase or (ii) $18.00. Under that Agreement, the Company had the right, at its option to limit this purchase to $10,000,000 in 1995, $5,000,000 in 1996 and $5,000,000 in
         1997. The Securities Purchase Agreement, as amended, provides that the notes when issued will bear interest at a rate of LIBOR plus 135 basis points and will have a conversion price of $27.30. Under the amended Agreement, Sodexho may purchase $10,000,000 of the notes after September 30, 1995 and before December 31, 1997 and the remaining $10,000,000 of the notes after February 15, 1996 and before December 31, 1997.

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

   PART II - OTHER INFORMATION



         Item 1.    Legal Proceedings

                    None

         Item 2.    Changes in Securities

                    On October 3, 1995, the Company authorized a 2-for-1 stock split, paid in the form of a one-share dividend for every share of common stock held by stockholders of record on October 17, 1995. As a result of the stock split, the Company's publicly traded warrants were amended to provide that each warrant entitles the holder thereof to purchase two shares of the Company's common stock for an exercise price of $8.50. The dividend was paid on October 31, 1995.


         Item 3.    Default Upon Senior Securities

                    None

         Item 4.    Submission of Matters to a Vote of Security Holders

                    None

         Item 5.    Other Information

                    None

         Item 6.    Exhibits and Reports on Form 8-K

                    a)    27      Financial Data Schedule (for SEC use only)
                    b) A current report on Form 8-K dated August 31, 1995, reporting the acquisition of Correction Management Affiliates, Inc., Correctional Services Group, Inc. and Corrections Partners, Inc. in a business combination accounted for as a pooling-of-interest, was filed during the quarter for which this quarterly report is filed.

                          A current amended report on Form 8-K/A dated July 10, 1995, reporting the acquisition of Concept, Inc., was filed during the quarter for which this quarterly report is filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CORRECTIONS CORPORATION OF AMERICA
                      ----------------------------------
                                  (Registrant)




            November 14, 1995                     /s/ Darrell K. Massengale
--------------------------------------------    ------------------------------
              (Date)                                     Darrell K. Massengale
                                                                     Treasurer
                                                 (Principal Accounting Officer)