Form 10-K405
period 1995-12-31
CORRECTIONS CORPORATION OF AMERICA
filed 1996-03-29
CIK 739404

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 31, 1995

                                       OR

  / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13560

                       CORRECTIONS CORPORATION OF AMERICA
               (Exact name of Company as specified in its charter)

           DELAWARE                                         62-1156308
(State or other jurisdiction of
incorporation or organization               (I.R.S. Employer Identification No.)

 102 WOODMONT BOULEVARD                                     37205
 NASHVILLE, TENNESSEE                                     (Zip Code)
 (Address of principal executive offices)

         Company's telephone number, including area code: (615) 292-3100

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                          Name of Each Exchange on
   Common Stock, $1.00 par value                          Which Registered
 Warrants to Purchase Common Stock                    New York Stock Exchange

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    Yes  x   No
                                        ---     ---

         The aggregate market value of the voting stock held by non-affiliates of the Company was $1,378,408,000 as of March 1, 1996, based upon the closing price of such stock as reported on the New York Stock Exchange ("NYSE") on that day. There were 33,747,237 shares of common stock, $1.00 par value, outstanding at March 1, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report. Parts of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts II and IV of this Annual Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company is the leading developer and manager of privatized correctional and detention facilities in the United States, the United Kingdom and Australia. At December 31, 1995, the Company had contracts to manage 47 correctional and detention facilities with an aggregate design capacity of 28,607 beds. Effective January 31, 1996, the Company terminated a contract for a 250 bed facility, resulting in 46 beds currently under contract. These facilities are located in eleven states of the United States, Puerto Rico, Australia and the United Kingdom. Of these 46 facilities, 38 are in operation and nine were under development by the Company (with one scheduled to commence operations in the first quarter of 1996, two scheduled to commence operations in the third quarter of 1996, two scheduled to commence operations in the fourth quarter of 1996 and four scheduled to commence operations in 1997). Since December 31, 1994, the Company has substantially increased its revenues through the acquisition of other companies as well as the opening of additional facilities, while improving operating profitability. The Company began 1995 with 13,404 beds under contract, and through new contract awards and acquisitions, ended 1995 with 28,607 beds under contract. Of those 28,607 beds, 3,400 came on line in the fourth quarter, representing the largest number of openings in any one quarter of the Company's history. The Company's revenues have grown from approximately $95 million for the 1992 fiscal year to approximately $207 million for the 1995 fiscal year, representing an annual compounded growth rate of approximately 31%.

         The management services provided by the Company to governmental agencies include the integrated design, construction and management of new correctional and detention facilities and the redesign, renovation and management of older facilities. In addition to providing the fundamental residential services relating to the inmates, the Company's facilities offer a large variety of rehabilitation and education programs including basic education, job and life skills training and chemical dependency counseling and treatment. The Company also provides health care (including medical, dental and psychiatric services), institutional food services, transportation requirements, and work and recreational programs. In addition, through its wholly-owned subsidiary, TransCor America, Inc., the Company provides inmate transportation services for numerous governmental agencies. The Company is also expanding its youth detention services. Management of the Company believes that its proven ability to deliver a full range of high quality correctional and detention facility management services on a cost-effective basis to governmental agencies provides such agencies with sufficient incentives to choose the Company when awarding new contracts or renewing existing contracts.

         In addition to the opening of new facilities, over the last two years, the Company has expanded its service capabilities and broadened its geographic presence in the United States market through a series of strategic acquisitions of prison management companies and individual facilities as well as the acquisition of an inmate transportation company. The Company intends to continue to pursue strategic acquisitions of prison management companies and facilities when the proposed acquisition enhances stockholder value. (See "Recent Acquisitions".)

         In addition to its domestic operations, the Company has obtained and is pursuing construction and management contracts for correctional and detention facilities outside the United States and presently operates facilities in the United Kingdom and Australia. At December 31, 1995, the Company had contracts to manage one facility in the United Kingdom and two facilities in Australia.

         The Company is a Delaware corporation and is the successor to a Tennessee corporation of the same name incorporated in January 1983. The Company's principal executive offices are located at 102 Woodmont Boulevard, Nashville, Tennessee 37205 and its telephone number is (615) 292-3100.

BUSINESS STRATEGY

         The Company intends to increase revenues and enhance its position as the leading developer and manager of privatized correctional and detention facilities through the following business strategies.

         Efficient and Effective Management of Facilities. The Company will continue to provide low cost, high quality management of its facilities. The Company believes that its quality of personnel, efficient application of financial resources and adherence to proven policies and procedures enables it to design, develop and manage correctional and detention facilities at costs lower than governmental agencies that are responsible for performing such services. The Company believes that its reputation as an innovative and effective manager of facilities enhances its ability to market its services and capitalize on a larger scope of opportunities with a variety of governmental agencies.

         The Company also recognizes the importance of the facility administrator and the facility's management team in the successful financial performance of its facilities. Management believes that the Company's reputation as the leading developer and manager of privatized correctional and detention enables it to attract highly-qualified facility administrators. Each facility management team operates each facility in accordance with a company-wide policy and procedure regimen, derived from American Correctional Association ("ACA") standards, designed to ensure the delivery of consistent, high quality services in each of its facilities. The Company seeks to minimize operating expenses by designing its facilities to optimize correctional officer staffing consistent with facility security requirements. The Company further controls operating expenses through the use of electronic surveillance and other technology.

         Development of Domestic Business Opportunities. As a result of the growth in the demand for privatized correctional and detention facilities, the Company has been selective in the projects it pursues. The Company pursues projects based on probability of success, geographic location, size, potential profitability, political and community acceptability. This approach allows the Company to enhance its market share and optimize resource allocation, profitability and financial return.

         The Company plans to pursue its domestic business opportunities in two ways. First, the Company will follow the traditional competitive route where a Request for Proposal ("RFP") is issued by a government agency and a number of companies respond. Management believes that this approach will produce the majority of new contract awards to the Company. The second course involves the development of new facilities in locations where there is a clearly defined, long-term need for beds, but where a competitive bidding procedure is not required. This approach has proven successful for the Company and management believes it evolves out of the Company's strong client relationships and solid reputation for quality corrections. The Company's goal is to add at least 1,000 beds per year on a non-competitive basis. The Company believes its solid reputation and relatively low financial leverage and substantial liquidity provide competitive advantages in competing for such contracts.

         Using both of these approaches, the Company intends to continue its focus on high security jails and prisons that are 500 to 1,000 beds or larger. Management believes that the Company's experience and reputation in managing large facilities will enable it to capitalize on the trend of governments to privatize larger facilities.

         Strategic Acquisitions. The Company believes that its recent acquisitions have significantly enhanced its position as the leading developer and manager of privatized correctional and detention facilities while increasing operating efficiencies. Accordingly, the Company intends to continue to pursue strategic acquisitions of other managers of privatized correctional and detention facilities when the proposed acquisition enhances stockholder value.

         Expanded Scope of Services. The Company intends to continue to implement a wide variety of specialized services that address the unique needs of various segments of the inmate population. Because the facilities operated by the Company differ with respect to security levels, ages, genders and cultures of inmates, the Company focuses on the particular needs of an inmate population and tailors its services based on local conditions and the Company's ability to provide such services on a cost-effective basis. In addition to core residential services, the Company offers rehabilitative and education services such as counseling, basic education, chemical dependency treatment, job skill training and life skills/transition planning services, all aimed at reducing recidivism. The Company believes that its success in delivering these specialized services will enable it to address the changing needs of its customers. By offering a broad range of specialized services, the Company seeks to provide a solution to the public's and government's desire to reduce recidivism and ultimately the cost of crime.

         Expansion into International Markets. The Company believes the majority of its new business will come from within the United States. However, research conducted by the Company's international strategic partner, Sodexho S.A. indicates that interest in private-sector corrections in other nations is developing. While management will not detract from its domestic business to pursue international activities more aggressively, the Company will participate in selected international projects it finds attractive. The Company also believes that in order to compete effectively in international markets it must enter into alliances with strategic local partners with access to local opportunities and familiarity with local business practices. In 1989, the Company, along with two Australian partners, formed Corrections Corporation of Australia, Pty. Ltd. ("CC AUS"), an Australian company, to pursue the prison management business in Australia. In 1991, the Company and Chubb Security Holdings Australia Limited ("Chubb Security") bought the other one-third interest from the third initial investor. In 1995, the Company purchased Chubb Security's interest. After consideration of several strategic alternatives related to CC AUS, the Company sold the 50% interest to Sodexho S.A. in 1995. The Company now has a 50% ownership interest in CC AUS. In February 1990, CC AUS opened the Borallon Correctional Centre, a 389 inmate facility in Borallon, Queensland, Australia. In 1995, CC AUS was selected by the Department of Justice in Victoria, Australia to design, build and operate a 125 bed facility which is scheduled to open in August 1996. In 1994, CC AUS entered into two contracts to provide court escort services (inmate transport services) in Australia and intends to bid on additional contracts to perform such services in Australia and elsewhere.

         In 1988, the Company, along with two British partners, formed UK Detention Services ("UKDS"), a United Kingdom joint venture for the management of detention facilities and prisons. In 1992, UKDS bid for and received the contract to manage H.M. Prison Blakenhurst, a 649 inmate correctional facility, which opened in May, 1993. The Company believes it is well positioned to participate in the growth opportunities which exist in the United Kingdom through UKDS.

         In June 1994, the Company entered into an international strategic alliance with Sodexho S.A. ("Sodexho"), a French conglomerate, which in addition to other businesses, provides various contract management services. Among other business ventures, Sodexho provides contract services to the French prisons and has business operations in 60 countries. The purpose of the alliance is to pursue prison management business outside of the United States, Australia and the United Kingdom. Pursuant to the terms of the joint venture agreement between the Company and Sodexho, the Company will continue to develop on its own, all prison management business in the United States and its territories. In the rest of the world, the Company and Sodexho will share the prison management business opportunities through local joint venture entities to be established and pursue opportunities in particular countries, generally on a 50/50 basis. Management for the Company believes that the formation of the Sodexho relationship is one of many indicators of the growing interest in and attractiveness of correctional privatization in the international markets and that it is well positioned to participate in these markets through the Sodexho alliance.

         Cost Reduction Programs. An important component of the Company's strategy is to position itself as a low cost, high quality provider of prison management services in all of its markets. As cost containment pressures increase, the Company will continue to focus on improving operating performance and efficiency through the following key operating initiatives: (i) standardization of supply and service purchasing practices and usage; (ii) improvement of inmate management, resource consumption and reporting procedures; and (iii) improvement in salary and wage expenses by monitoring staff levels and developing productivity standards. The Company intends to continue to apply these operating cost initiatives throughout its existing facilities and in new facilities.

         Limiting Capital Risk. The Company currently owns 12 of the facilities it manages and leases the remaining 34 facilities. The Company has been an innovator in assisting in the development of tax exempt financing techniques that governmental agencies may use to finance the construction of correctional and detention facilities. As a result, under these structures, the Company is generally neither a borrower nor a lender in the financing. The Company believes that these financing techniques are being used increasingly by various governmental agencies. Notwithstanding the foregoing, in response to the requirements of current and prospective clients, the Company expects to make capital investments in certain facilities.

RECENT ACQUISITIONS

         The Company has expanded its service capabilities and broadened its geographic presence in the United States market through a series of strategic acquisitions over the last year (collectively, the "Acquisitions").

         TransCor America, Inc. On December 29, 1994, the Company acquired TransCor America, Inc., a Tennessee corporation ("TransCor"), in a voluntary share exchange transaction (the "TransCor Exchange") accounted for as a pooling of interests. In the TransCor Exchange, shareholders of TransCor received an aggregate of 2,600,000 (post-split) newly issued restricted shares of the Company's common stock for their outstanding shares of TransCor stock. Of the shares issued, 260,000 are held in escrow for the resolution of certain precombination contingencies. TransCor operates as a wholly-owned subsidiary of the Company and provides inmate transportation services for numerous governmental agencies nationwide.

         Concept Incorporated. On April 25, 1995, the Company acquired Concept Incorporated, a Delaware corporation ("Concept"), in a share exchange transaction (the "Concept Exchange") accounted for as a pooling of interests. In the Concept Exchange, stockholders of Concept received an aggregate of 2,724,992 (post-split) newly issued restricted shares of the Company's common stock for their outstanding shares of Concept common stock. Of the shares issued, 272,500 are held in escrow for the resolution of certain precombination contingencies. Prior to the Concept Exchange, Concept was a privately held prison management company which had eight facilities with approximately 4,400 beds under contract throughout the United States.

         Corrections Partners, Inc. On August 18, 1995, the Company purchased Correction Management Affiliates, Inc., a Delaware corporation ("CMA"), and Correctional Services Group, Inc., a Missouri corporation ("CSG"), in a merger of both companies into wholly-owned subsidiaries of the Company (the "CPI Mergers"). In the CPI Mergers, shareholders of CMA and CSG received an aggregate of 1,400,000 (post-split) newly issued restricted shares of the Company's common stock for their outstanding shares of CMA and CSG common stock. Of the shares issued, 140,000 are held in escrow for the resolution of certain precombination contingencies. Prior to the CPI Mergers, CMA and CSG owned 100% of the issued and outstanding common stock of Corrections Partners, Inc., a Delaware corporation ("CPI"). Prior to the CPI Mergers, CPI was a privately held prison management company which had seven facilities with approximately 2,900 beds under contract throughout the United States.

MARKET

         In the United States, there is a growing trend toward privatization of government services and functions, including corrections and detention, as governments of all types have faced continuing pressure to control costs and improve the quality of services. Further, as a result of the number of crimes committed each year and the corresponding number of arrests, incarceration costs generally grow faster than any other part of government's budgets. In an attempt to address these pressures, governmental agencies responsible for correctional and detention facilities are increasingly privatizing facilities. From 1984 to 1994, the number of beds under management at privatized adult correctional and detention facilities throughout the world increased from 885 to approximately 49,000, with the majority of this growth occurring since 1989. During 1995, the number of beds under management at privatized adult correctional and detention facilities increased to 63,000. The number of beds in juvenile offender facilities has also increased dramatically. While the number of beds under private management continues to grow, the total number of beds under private management constitutes approximately four percent of the total jail and prison beds in the United States. To date, numerous counties, 20 states and the Federal government have incorporated the private sector into their criminal justice systems. Fifteen more states are currently considering privatization. Management believes that because the private sector accounts for only four percent of the corrections industry, there is substantial room for growth for the Company.

         Management also believes that the increase in the demand for privatized correctional and detention facilities is a result, in large part from the general shortage of beds available in correctional and detention facilities. According to reports issued by the United States Department of Justice, Bureau of Justice Statistics ("DOJ"), the number of inmates housed in United States federal, state and local prison facilities increased from 696,000 at December 31, 1980 to 1,544,000 at December 31, 1994, an increase of more than 122%. At December 31, 1992, the date at which the most recent statistics were available, the DOJ reports that the federal prison system in the United States was operating at approximately 137% of its rated capacity. Reports also indicate that inmates convicted of violent crimes generally serve only one-third of their sentence, with 65% of them being repeat offenders. Accordingly, there is a perceived public demand for, among other things, longer prison sentences, as well as prison terms for juvenile offenders, resulting in even more overcrowding in United States correctional and detention facilities. In addition, as a result of increased costs, some governments have been forced to limit public services and to seek more cost-effective means of providing the remaining services. Since correctional and detention facilities are viewed as an essential service, fiscal pressures have pushed governments to seek to deliver these services more cost effectively. Finally, numerous courts and other governmental entities in the United States have mandated that additional services offered to inmates be expanded and living conditions be improved. Many governments do not have the readily-available resources to make the changes necessary to meet such mandates.

         According to the Private Corrections Project, Center for Studies in Criminology and Law, University of Florida ("Privatization Reports"), 19 states and Puerto Rico had awarded management contracts to private companies at December 31, 1994. At December 31, 1995, there were a total of 92 adult facilities with a design capacity more than 63,595 beds privatized in the United States, of which the Company was awarded 39 facilities with a design capacity of 26,941 beds. These facilities include (i) INS detention facilities and United States Marshal detention facilities privatized by federal agencies, (ii) state prisons, community corrections facilities, intermediate sanction facilities, pre-release centers, work program facilities and state jail facilities privatized by state agencies, and (iii) city jail facilities and transfer facilities privatized by local agencies. There are also numerous privatized juvenile offender facilities of which the Company has contracts to operate four facilities with a design capacity of 503 beds.

         The demand for privately-managed correctional and detention centers is also increasing internationally. Management believes that many countries are faced with the same fiscal pressures as the United States and as a result, are seeking more cost-effective means of providing prison management services. This is evidenced by the increase in number of privatized beds in the United Kingdom and Australia. At December 31, 1995, there were a total of eleven privatized facilities in the United Kingdom and Australia, with a design capacity of 5,738 beds, and the Company, through its joint ventures, UKDS and CC AUS, has contracts to manage three of these facilities with a design capacity of 1,163 beds.

         For similar economic reasons, the demand for privatized prisoner transport services is also increasing domestically and internationally. The Company believes that more and more government agencies will look for more cost-effective means of providing these ancillary services.

FACILITIES

         The following table summarizes certain information with respect to facilities under management by the Company or a subsidiary or joint venture of the Company at March 1, 1996.

                                       DESIGN        SECURITY      COMMENCEMENT                  RENEWAL
FACILITY NAME/LOCATION                CAPACITY         LEVEL        OF CONTRACT      TERM         OPTION
Bartlett State Jail                     1,000          Multi          10/95            8/98     (1) 2 year
Bartlett, Texas
Bay Correctional Facility                 750         Medium           8/95            8/98     (1) 2 year
Panama City, Florida
Bay County Jail                           276          Multi          10/85         10/2005            ___
Panama City, Florida
Bay County Jail Annex                     401          Multi           4/86         10/2005            ___
Panama City, Florida
Blakenhurst, HM Prison                    649         Medium           5/93            5/98     (3) 3 year
Redditch, England
BM Moore Pre-Release Center               500          Multi           6/95            8/97     (1) 2 year
Overton, Texas
Borallon Correctional Centre              389          Multi           1/90          4/2000
Queensland, Australia
Bridgeport PreParole Transfer             200        Minimum          11/87            8/97     (1) 2 year
Facility
Bridgeport, Texas
Brownfield Intermediate Sanction          200          Multi           7/92            8/97     (1) 2 year
Facility
Brownfield, Texas
Central Arizona Detention Center        1,024          Multi          10/94         10/2014           --
Florence, Arizona
Citrus County, Florida                    300          Multi          10/96            9/98     (1) 3 year
Lecanto, Florida
Cleveland Pre Release Center              520          Multi           9/89            8/98     (1) 2 year
Cleveland, Texas

                                       DESIGN        SECURITY      COMMENCEMENT                  RENEWAL
FACILITY NAME/LOCATION                CAPACITY         LEVEL        OF CONTRACT      TERM         OPTION
Davidson County Juvenile                   48        Secure           5/94          4/99            ----
Detention Facility
Nashville, Tennessee
Eden Detention Center                   1,006        Multi            10/95         10/2015         ----
Eden, Texas
Eloy Detention Center                   1,000        Medium           7/94          7/97        (2) 1 year
Eloy, Arizona
Great Plains Correctional Facility        768        Medium           10/91         5/99            ----
Hinton, Oklahoma
Guayama Correctional Center             1,000        Medium           12/96         12/2000     (1) 5 year
Guayama, Puerto Rico
Hernando County Jail                      302        Multi            10/88         10/2000         ----
Brooksville, Florida
Houston Processing Center                 411        Medium           4/84          9/96            ----
Houston, Texas
Labette County Conservation               104        Minimum          2/91          6/97        (1) 2 year
Camp
Oswego, Kansas
Laredo Processing Center                  258        Medium           3/85          12/96           ----
Laredo, Texas
Leavenworth Dentention Center             327        Maximum          6/92          6/96        (1) 1 year
Leavenworth, Kansas
Liberty County, Texas Facility            382        Multi            11/96         11/99       (1) 2 year
Liberty, Texas
Metro Detention Facility                1,092        Multi            2/92          2/97            ----
Nashville, Tennessee
Mineral Wells Pre-Parole                1,049        Minimum          7/89          8/97        (1) 2 year
Transfer Facility
Mineral Wells, Texas
New Mexico Women's                        322        Multi            6/89          6/97        (6) 2 year
Correctional Facility
Grants, New Mexico

                                       DESIGN        SECURITY      COMMENCEMENT                  RENEWAL
FACILITY NAME/LOCATION                CAPACITY         LEVEL        OF CONTRACT      TERM         OPTION
Santa Fe Dentention Center               201             Multi         8/86            6/97         ----
Santa Fe, New Mexico
Shelby Training Center                   200            Secure         5/86          4/2015         ----
Memphis, Tennessee
Silverdale Facilities                    414             Multi        10/84            9/96     (5) 4 year
Chattanooga, Tennessee
Youth Central Correctional             1,506            Medium         3/92            3/97         ----
Center
Clifton, Tennessee
Southwest Indiana Youth Village          140            Secure         4/95          4/2000         ----
Vinconnes, Indiana
Tall Trees                                63        Non-secure         1/84          1/2004         ----
Memphis, Tennessee
Torrance County Detention                286             Multi        12/90         12/2000         ----
Facility
Estancia, New Mexico
Venus Pre-Release Center               1,000             Multi         8/89            8/98     (1) 2 year
Venus, Texas
West Tennessee Detention                 440             Multi         9/90          9/2000         ----
Facility
Mason, Tennessee
Winn Correctional Center               1,474            Medium         3/90            3/98     (1) 2 year
Winnfield, Louisiana

FACILITY MANAGEMENT CONTRACTS

         The Company is compensated on the basis of the number of inmates held in each of its facilities. Contracts may vary to provide fixed per diem rates or monthly fixed rates. Of the Company's 36 facilities in operation, 32 of the Company's facility management contracts provide that the Company will be compensated at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels and four of the management contracts are based on monthly fixed rates. In either case, the compensation is invoiced in accordance with applicable law and is paid on a monthly basis. Occupancy rates for a particular facility will be low when first opened or when expansions are first available. However, after a facility gets beyond the opening period, the occupancy rate tends to stabilize. For 1995, the average occupancy, based on rated capacity, was 93.9% for all facilities operated by the Company.

         In addition, the Company's contracts generally require the Company to operate each facility in accordance with all applicable local, state, and federal laws, and the rules and regulations promulgated thereunder. The Company is required by its contracts to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage. In the event that the Company does not maintain such insurance, the contracting agency may terminate the contract. See "Item 1. Business - Insurance." The Company is required also to indemnify the contracting agencies for claims and costs arising out of the Company's operations and in certain cases, to maintain performance bonds.

         The Company's facility contracts are short term in nature, with terms of federal contracts generally ranging from one to two years and not exceeding five years, and containing multiple renewal options. The terms of local and state contracts may be for longer periods with additional renewal options. Most facility contracts also generally contain clauses which allow the governmental agency to terminate a contract without cause. The Company's facility contracts are generally subject to annual or bi-annual legislative appropriation of funds. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction in the management fee payable to the Company. To date, none of the Company's contracts have been terminated by a governmental agency with or without cause, although there can be no assurance that this will continue in the future. To date, all renewal options under the Company's management contracts have been exercised.

OPERATING PROCEDURES

         Pursuant to the terms of its management contracts, the Company is responsible for the overall operation of its facilities, including staff recruitment, general administration of the facilities, security and supervision of the offenders and facility maintenance. The Company also provides a variety of rehabilitative and educational programs at its facilities. Inmates at most facilities managed by the Company may receive basic education through academic programs designed to improve inmate's literary levels and the opportunity to acquire General Education Development ("GED") certificates. The Company also offers vocational training to inmates who lack marketable job skills. In addition, the Company offers life skills transition planning programs that provide inmates job search training and employment skills, health education, financial responsibility training, parenting and other skills associated with becoming productive citizens. At several of its facilities, the Company also offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems.

         The Company operates each facility in accordance with the Company-wide policies and procedures and the standards and guidelines established by the ACA Commission on Accreditation. The ACA is an independent organization comprised of professionals in the corrections industry which establishes guidelines of standards by which a correctional institution may gain accreditation. The ACA standards, which the ACA believes safeguard the life, health and safety of offenders and personnel, are the basis of the accreditation process and define policies and procedures for operating programs. The standards describe specific objectives to be accomplished and cover such areas as administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. The ACA standards are the most widely accepted correctional standards. The Company has sought and received ACA accreditation for 16 of the facilities it currently manages. The Company intends to apply for ACA accreditation for all of its future facilities. The accreditation process is usually completed in 18 to 24 months after a facility is opened.

FACILITY DESIGN, CONSTRUCTION AND FINANCE

         In addition to its facility management services, the Company also provides consultation to various governmental agencies with respect to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. Since its inception in January 1983, the Company has designed and constructed 21 of its 36 operating corrections facilities for various federal, state, city and county governmental agencies. The Company manages all of the facilities it has designed and constructed or redesigned and renovated.

         Pursuant to the Company's design, build and manage contracts, it is responsible for overall project development and completion. Typically, the Company develops the conceptual design for a project, then hires architects, engineers and construction companies to complete the development. When designing a particular facility, the Company utilizes, with appropriate modifications, prototype designs the Company has used in developing other projects. Management of the Company believes that the use of such prototype designs allows it to reduce cost overruns and construction delays. Because the Company's facility designs increase the area of vision under surveillance by guards and make use of additional electronic surveillance, the staffing efficiencies are greatly enhanced.

         Various methods of construction financing may be used by a contracting governmental agency, including, but not limited to the following: (i) one-time general revenue appropriation by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing governmental entity; or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. If the project is financed using direct governmental appropriations, using proceeds of the sale of bonds or other obligations issued prior to the award of the project or by the Company directly, then financing is in place when the contract relating to the construction or renovation project is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. Substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold and if such bonds or obligations are not sold, construction and, therefore, management of the facility may either be delayed until alternate financing is procured or development of the project will be entirely suspended. When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods. Of the domestic facilities currently managed by the Company, 10 are funded by the government using one of the above-described financing vehicles, 15 are directly leased by the Company from a governmental agency and 12 are owned by the Company.

FACILITIES UNDER CONSTRUCTION

         The following table presents information concerning facilities that are currently under construction or are being expanded with respect to which the Company has agreements to provide certain management and operation services:

         Location                                    Use                        Bed Capacity
         --------                                    ---                        ------------
Ponce, Puerto Rico                          Adult Prison/Youthful                    1,500
                                            Offender Prison

         Construction has begun on a 1,500-bed medium-security prison in Ponce, Puerto Rico. The Commonwealth of Puerto Rico is financing and will own the facility and construction is scheduled for completion in the fourth quarter of 1996. The prison will house Puerto Rican inmates under the custody of the Administration of Corrections.

Holdenville, Oklahoma                       State Prison                               960
(Hughes County)

         Construction has begun on a 960-bed medium-security prison in Hughes
         County, Oklahoma. The Industrial Development Authority of Holdenville,
         Oklahoma is financing and will own the facility and construction is scheduled for completion in the first quarter of 1996. The prison will house State of Oklahoma inmates.

Greenwood, Mississippi                      State Prison                             1,034
(Leflore County)

         Construction has begun on a 1,034-bed medium security prison in Leflore
         County, Mississippi. The State of Mississippi is financing and will own the facility and construction is scheduled for completion in the third quarter of 1996. The prison will house State of Mississippi inmates.

Lake City, Florida                          Youthful Offender                           350
(Columbia County)

         Construction has begun on a 350-bed youthful offender facility in Lake
         City, Florida. The State of Florida is financing and will own the facility and construction is scheduled for completion in the first quarter of 1997. The facility will house 19-24 year old State of Florida inmates.


Whiteville, Tennessee                       State Prison                             1,504
(Hardeman County)

         Construction has begun on a 1,504-bed medium security prison in Whiteville, Tennessee. Hardeman County is financing and will own the facility and construction is scheduled for completion in the third quarter of 1997. It is anticipated that the facility will house State of Tennessee inmates.

Okeechobee, Florida                         Juvenile Center                            100
(Okeechobee County)

         Construction has begun on a 100-bed maximum security juvenile center in Okeechobee, Florida. The State of Florida is financing and will own the facility and construction is scheduled for completion in the first quarter of 1997. The facility will house State of Florida juveniles.

ORGANIZATIONAL SYSTEM

         The Company has developed a monitoring and evaluation system which, combined with a centralized organizational structure, positions the Company for expansion without requiring substantial additions of management personnel or reducing quality. The Company devotes considerable resources to assuring compliance with contractual and other requirements and maintaining the highest level of quality assurance at each facility through a system of formal reporting, corporate oversight, site reviews and inspection by on-site facility administrators.

         Under its facilities management contracts, the Company usually provides the contracting governmental agency the services, personnel and materials necessary for the operation, maintenance and security of the facility and the custody of inmates. The Company offers full logistical support to the facilities it manages, including security, health care services, transportation, building and ground maintenance, education, treatment and counseling services, and institutional food services. Except for certain aspects of health care services, which are generally subcontracted, all of the facilities support services are provided by the Company's personnel.

         The Company's business development department is responsible for marketing the Company's service to governmental clients. Marketing responsibilities include identifying new clients, preparing and delivering formal presentations, identifying project construction partners and potential financing sources, developing proposals and interfacing with the Company's customers from contract award through the receipt of inmates.

         The operations department, in conjunction with the legal department, supervises compliance of each facility to operational standards of applicable management contracts and of professional and governmental agencies. The operations department also establishes and monitors the policies and procedures of the Company. The department's responsibilities include developing specific policies and procedures manuals, monitoring all management contracts, ensuring compliance with applicable labor and affirmative action standards, training and administering all personnel, purchasing supplies and developing educational, vocational, counseling and life skills inmate programs. The Company provides meals for inmates at the facilities it operates in accordance with regulatory, client and nutritional requirements. These catering responsibilities include hiring and training staff, monitoring food operations, purchasing food and supplies, and maintaining equipment, as well as adhering to all applicable safety and nutritional standards and codes.

         The Company's finance department oversees the implementation and development of the billing system for each client and for insuring the prompt, systematic payment of all Company obligations under the individual management contracts. This department also monitors and analyzes budgetary and purchasing procedures, tax reporting requirements and fiscal management policies.

MARKETING

         The Company engages in extensive marketing efforts. The Company believes that it is the industry leader in promulgating the benefits of privatization of prisons and other correctional and detention facilities. Marketing efforts are conducted and coordinated by the Company's business development department and CEO with the aid, where appropriate, of certain independent consultants.

         The Company views governmental agencies responsible for federal, state and local correctional facilities in the United States and governmental agencies responsible for correctional facilities in Puerto Rico, the United Kingdom and Australia as its primary potential customers. The Company's secondary customers include other foreign governmental agencies.

         The Company generally receives inquiries from or on behalf of governmental agencies that are considering privatization of certain facilities or that have already decided to contract with private enterprise. When it receives such an inquiry, the Company determines whether there is an existing need for the Company's services and whether the legal and political climate in which the inquiring party operates is conducive to serious consideration of privatization and then conducts an initial cost analysis to further determine project feasibility.

         Generally, governmental agencies responsible for correctional and detention services procure goods and services through Requests for Proposals ("RFPs") or Requests for Qualification ("RFQs"). Most of the Company's activities in the area of securing new business are in the form of responding to RFPs. As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the agency making the request to best determine the agency's distinct needs. If the project fits within the Company's strategy, the Company will then submit a written response to the RFP. The Company competes primarily on the basis of the quality of service provided, its experience in managing facilities, the reputation of its personnel, and its ability to design, finance and construct new facilities, if appropriate. A typical RFP requires bidders to provide detailed information, including, but not limited to, the following: the service to be provided by the bidder, its experience and qualification, and the price at which the bidder is willing to provide the services (which services may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). The Company has and intends to in the future, engage independent consultants to assist it in responding to RFPs. Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may make use of a procedure known as Purchase of Services or RFQ. If the agency selects the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided. However, there is no assurance that negotiations will result in a contract for the selected firm.

         The marketing process for facility management consists of several critical events. These include issuance of an RFP by a governmental agency, submission of a response to the RFP by the Company, the award of the contract by a governmental agency and the commencement of construction or management of the facility. The Company's experience has been that a substantial period of time may elapse from the initial inquiry to receipt of a new contract. As the concept of privatization has gained wider acceptance, however, the length of time from inquiry to the award of a contract has shortened. The length of time required to award a contract is also affected, in some cases, by the need to introduce enabling legislation. Generally, if the facility for which an award has been made must be constructed, the Company's experience has been that management of a newly-constructed facility typically commences between 12 and 28 months after the governmental agency's award.

         While the Company focuses primarily on the traditional competitive marketing approach described above, it also pursues the development of new facilities in those areas where a competitive bid process is not required.

         In addition to marketing its services to local, state and federal authorities, the Company markets its services internationally. Through the international alliance formed with Sodexho, the Company is currently marketing its management services in Australia, Germany, Hungary, Canada, Panama, and Mexico.

         The marketing efforts of TransCor for transportation services vary from those of the Company as TransCor's marketing approach generally consists of mass mailings, phone calls, and personal visits to approximately 1,000 state and local governmental agencies as well as attendance at local, state and national trade shows.

BUSINESS PROPOSALS

         As of March 15, 1996, the Company was pursuing 10 facility prospects with a total of 11,000 beds, for which it has not submitted proposals and 10 prospects for a total of 7,500 beds for which written responses to RFPs were submitted. The Company also is pursuing other projects for which it has not yet submitted, and may not submit, a response to an RFP. The domestic projects that the Company is pursuing are in fifteen states. Additionally, the Company is actively pursuing business in Australia and Great Britain through joint ventures in those countries. The Company is also pursuing other foreign facility prospects through its alliance with Sodexho. No assurance can be given that the Company will receive additional awards with respect to proposals submitted.

         When a contract requires construction of a new facility, the Company's success depends, in part, upon its ability to acquire real property for its facilities on desirable terms and at satisfactory locations. Management expects that many such locations will be in or near populous areas and therefore anticipates legal action and other forms of opposition from residents in areas surrounding each proposal site. The Company may incur significant expenses in responding to such opposition and there can be no assurance of success.

         Through TransCor, the Company is also pursuing a large number of transportation contracts with various state and local governmental agencies. No assurance can be given that TransCor will receive additional awards with respect to the proposals submitted.

MAJOR CUSTOMERS

         The Company's customers consist of local, state and federal correctional and detention authorities. The following table sets forth, for the periods indicated, the percentage of the Company's revenues from certain facilities of the Company:

                                                                               Percentage of Revenues
                                                                             --------------------------
                                                                             Year ended      Year ended
                  Customer                Location                            12/31/95        12/31/94
                  -------------           ----------------------             ----------       ---------
                  U.S. Marshals           Mason, Tennessee,                   11%              13%
                  Service                 Santa Fe, New Mexico,
                                          Estancia, New Mexico,
                                          Brooksville, Florida,
                                          Nashville, Tennessee,
                                          Panama City, Florida,
                                          Leavenworth, Kansas and
                                          Florence, Arizona

                  State of Texas                     Houston, Texas,                    18%               24%
                                                     Venus, Texas,
                                                     Cleveland, Texas,
                                                     Laredo, Texas
                                                     Bridgeport, Texas
                                                     Mineral Wells, Texas
                                                     Sweetwater, Texas
                                                     Brownfield, Texas
                                                     Overton, Texas, and
                                                     Bartlett, Texas

                  State of Tennessee                 Memphis, Tennessee and              9%                11%
                                                     Clifton, Tennessee

No other single customer accounted for 10% or more of the Company's total revenues in the above-referenced fiscal years.

BACKLOG

         Most of the Company's contracts provide for the Company to be compensated on a per diem/per capita basis, which fluctuates daily. However, certain contracts guarantee a minimum utilization over the term of such contracts. The Company's backlog, as shown below, reflects only guaranteed revenues pursuant to the Company's guaranteed contracts over the term of such contracts, using current per diem/per capita rates, and disregarding any renewals of such contracts and adjustments to such rates as a result of inflation. As of December 31, 1995, the Company's backlog, determined as described above, was $297,431,000, of which $81,754,000 is expected to be filled during the year ending December 31, 1996. As of December 31, 1994, the Company's backlog, computed as described above, was $351,033,000.

EMPLOYEES

         At December 31, 1995, the Company employed 5,337 full-time employees and 206 part-time employees. Of such full-time employees, 77 were employed at the Company's headquarters and 5,260 were employed at the Company's facilities and its transportation subsidiary. The Company employs personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services.

         Each of the Company's facilities is managed as a separate operational facility by the facility administrator or warden. All facilities follow a standardized code of policies and procedures. The Company has never experienced a strike or work stoppage. Beginning in 1992, six facilities were approached by one particular union to organize the work force. The union was defeated or withdrew in five facilities. In March 1993, the Company reached an agreement with the union to represent 73 correctional officers at the Silverdale facility and this contract was decertified in March 1994. In January 1996, the Company reached an agreement with a union to represent 38 non-security personnel at Shelby Training Center. Overall, in the opinion of management, employee relations are considered good.

EMPLOYEE TRAINING

         Under the laws applicable to the Company's operations, and the Company's internal policy, the Company's corrections officers are required to complete a minimum amount of training prior to independent assignment. In most cases, officers must undergo at least 160 hours of training by the Company before being allowed to work alone in a position that will bring them in contact with inmates or detainees. Florida law requires that corrections officers receive a minimum of 411 hours of training. At least 280 hours of training is required for United Kingdom officers and 240 hours of training is required for Australian officers in order to enable such officers to work in positions that will bring them into contact with inmates. All non-security staff receive 80 hours of initial training. The Company's training programs meet or exceed all applicable requirements.

         The Company's training is comprised of approximately 40 hours of instruction concerning the Company's policies, operational procedures and management philosophy. An additional 120 hours concerning legal issues, rights of inmates and detainees, techniques of communication and supervision, improvement of interpersonal skills and job training relating to the particular position to be filled are provided. Employees of facilities taken over by the Company who are offered continued employment undergo at least 40 hours of training by the Company before reporting to work for the Company. Each of the Company's employees who has contact with inmates receives a minimum of 40 hours of additional training each year, and each facility management employee of the Company receives at least 40 hours of training each year.

         TransCor, the Company's transportation subsidiary, also has training requirements for its employees. Each new employee must undergo 40 hours of training, prior to job performance, including drivers training and safety, correctional training and policy and procedures guidelines. Each employee then performs four weeks of on-the-job training with an experienced transportation agent. TransCor maintains continuing training for all employees of 16 to 32 hours per year.

REGULATIONS

         The industry in which the Company operates is subject to national, federal, state and local regulations in the United States, United Kingdom and Australia which are administered by various regulatory authorities. Prospective providers of correctional and detention services must comply with a variety of applicable state and local regulations including education, health care and safety regulations. The Company's contracts typically include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. Certain states such as Florida and Texas deem prison guards to be peace officers and require company personnel to be licensed and may make them subject to background investigation. State law also typically requires corrections officers to meet certain training standards.

         In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups.

         The failure to comply with any applicable laws, rules or regulations and the loss of any required license could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         Private sector participants in the correction and detention industry range from firms that provide limited service, such as design and construction firms, consulting firms and management firms, and firms such as the Company that provide a full range of services including financing, designing, constructing, renovating and managing new and existing facilities. Some private sector participants are limited to half-way house facilities such as pre-parole transfer centers. The Company's facilities range from pre-parole transfer facilities to jails and prisons with maximum security prisoners.

         The Company competes primarily on the basis of the quality and range of services offered, its experience in managing facilities, the reputation of its personnel, and its ability to design, finance and construct new facilities. The business in which the Company engages is one that other entities may enter easily without substantial capital investment or experience in management of correctional or detention facilities. Private sector competitors of the Company include, among others, Wackenhut Corrections Corporation, Esmor Correctional Services, Inc., United States Corrections Corp., Group 4 International Corrections Service and Securicor Group. Some of the Company's international competitors are larger and have greater resources than the Company. The Company also competes in some local markets with small local companies that may have a better understanding of the local conditions and may be better able to gain political and public acceptance. In addition, the Company competes with governmental agencies that are responsible for correctional facilities.

         The primary competitors in the prison transportation business are local and state governmental agencies and retired law enforcement personnel who provide limited transportation services.

INSURANCE

         The Company maintains a $15,000,000 general liability insurance policy for all of its operations. To date, no payments have been made under the Company's general liability insurance policies because of any action brought as a result of the operation of any of its facilities. The Company also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and directors and officers liability. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

         Each of the Company's facility management contracts and the statutes of certain states require the maintenance of insurance. The Company's contracts provide that in the event that the Company does not maintain such insurance, the contracting agency may terminate its agreement with the Company. The Company believes it is in compliance in all material respects with respect to these requirements.

LITIGATION

         The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, inmate privileges. In the opinion of management, the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its operations or financial condition.

RISK FACTORS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important facts that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.

         Regulations. The Company's contracts require the Company to operate each facility in accordance with the current standards and guidelines of the American Correctional Association and all applicable local, state and federal laws and the rules and regulations promulgated thereunder. The Company's business is subject to various state, federal and international laws and the rules and regulations promulgated thereunder. These regulations address the manner in which the Company can conduct its operations thereby affecting its operating costs and revenues. The Company may be subjected to substantial penalties if it fails to comply with such regulations. Governmental authorities may conduct investigations in order to insure that the Company is in compliance with regulations or to evaluate an inmate's complaint. There can be no assurance that future allegations will not lead to investigations or that any such investigation will not lead to claims against the Company. An adverse change in governmental regulations could have a material adverse effect on the Company's business by limiting the income that the Company may generate on existing and new facilities management contracts.

         Competition. The Company competes directly with outside entities that may have available greater financial resources. Moreover, the business in which the Company operates is one that other entities may enter easily, thereby creating additional competition. In some areas, competition may include governmental agencies that manage detention or correctional facilities.

         Risk of Expansion. The Company's substantial growth has been partially due to the opening of new facilities. A slow-down in this expansion could have an adverse impact upon the future earnings of the Company. The Company's continued ability to expand will depend on a number of factors, including selection and availability of suitable locations for facilities, the hiring and training of sufficiently skilled management personnel, the availability of adequate financing and other factors. Some factors beyond the control of the Company include governmental and public reaction to the privatization of prisons and crime rates and sentencing policies in locations in which the Company may operate. There is no assurance that the Company will be able to open all of its planned new facilities or that, if open, the facilities can be operated profitably.

         Integration of Acquisitions. The Company's substantial growth is also due in part to the Acquisitions. During 1995, the Company added a total of 7,300 beds under construction as a result of the Concept Share Exchange and the CPI Merger. Given the magnitude of these Acquisitions, there can be no assurance that the challenge of assimilating the Acquisitions and managing the larger overall business operations will not have an adverse effect on the Company's results of operations.

         Dependence on Senior Management. The success of the Company's operations will depend largely upon the continued services of its senior management, including Doctor R. Crants, Chairman and Chief Executive Officer. The loss of service of one or more of the Company's senior management could have an adverse effect on the Company's business. The Company's loan agreement provides that Mr. Crants or a successor reasonably acceptable to the Company's lenders must be employed as Chief Executive Officer. The Company has an employment agreement with Mr. Crants.

         Volatility of Market Price. From time to time, there may be significant volatility in the market price for the Company's Common Stock. Quarterly operating results of the Company or of other private prison operators, changes in general conditions in the economy, the financial market for the private prison industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of the securities issued by many companies for reasons unrelated to their operating performance.

         Cash Flow Subject to Funding by Government. The Company's cash flow is subject to the receipt of sufficient funding and timely payment by applicable governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the management fee may be deferred or reduced. Any delays in payment could have an adverse effect on the Company's cash flow.

         Impediments to Privatization of Prisons. Some state governments and departments of the federal government are legally barred from transferring responsibility for management of correctional and detention facilities to the private sector. In addition, certain groups, such as organized labor and local sheriffs, have occasionally opposed the privatization of prisons. Another risk is that political changes in a market in which the Company is operating could lead to a change in a particular government's position on privatization.

         Fluctuating Occupancy Rates. A significant amount of the Company's revenues are based upon occupancy rates, while the Company incurs substantial fixed costs. Because a large portion of the Company's revenues derive from per diem payments based upon occupancy rates, a decline in occupancy rates could lead to a decline in revenues and profitability. The average occupancy rate at CCA facilities under per diem contracts in fiscal year 1995 was 93.9%. Nonetheless, no assurance can be given that occupancy rates will not decline in the future.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of the Company.



    NAME                              AGE            POSITION
----------------                      ---            --------
Doctor R. Crants                       51            Chairman of the Board;
                                                     Chief Executive Officer; Director

Thomas W. Beasley                      53            Chairman Emeritus of the Board;
                                                     Director

T. Don Hutto                           60            Senior Managing Director
                                                      of International Operations

David L. Myers                         52            President

Darrell K. Massengale                  35            Chief Financial Officer;
                                                     Secretary and Treasurer;
                                                     Vice President, Finance

Dennis E. Bradby                       46            Vice President, Education Services

Robert G. Britton                      55            Vice President, Operations

Linda G. Cooper                        45            Vice President, Legal Affairs

Peggy W. Lawrence                      40            Vice President, Investor Relations

John D. Rees                           49            Vice President, Business
                                                     Development

Linda A. Staley                        51            Vice President, Project
                                                     Development

Gay E. Vick, III                       48            Vice President and Managing
                                                     Director of International
                                                     Operations

         Doctor R. Crants, a founder of the Company, was elected Chief Executive Officer and Chairman of the Board of the Company in June 1994. From June 1987 to June 1994, he served as President, Chief Executive Officer and Vice Chairman of the Board of Directors of the Company. From January 1983 through June 1987, Mr. Crants served as Secretary and Treasurer of the Company. He has served as a director of the Company since 1983. Mr. Crants served as a director of Sahara Resorts, a destination resort company from January 1985 through 1990. Mr. Crants has served as President of Tri Insurance, Inc. since June 1985 and as a director of that company since January 1985. He served as President and director of Tennessee Media South,

Inc., a consulting firm in the broadcasting industry, from 1980 through January 1984. Mr. Crants graduated from the United States Military Academy at West Point in 1966, and received joint Masters in Business Administration and Juris Doctor degrees from the Harvard Business School and Harvard Law School, respectively, in 1974.

         Thomas W. Beasley, a founder of the Company, was elected Chairman Emeritus of the Board of Directors of the Company in June 1994. From June 1987 to June 1994, he served as Chairman of the Board. Mr. Beasley served as President of the Company from January 1983 to June 1987. He has served as a director since 1983. From 1978 through June 1985, Mr. Beasley was President of Tri Insurance, Inc., a property and casualty insurance agency, and since June 1985, has served as its Vice President. Mr. Beasley has served as a director of Tri Insurance, Inc. since 1978. Mr. Beasley also serves as a director of Dixon Springs Investment Company, a real estate investment company. From 1974 through 1978, Mr. Beasley served as Chairman of the Tennessee Republican Party, and he continues to be active in Tennessee politics. Mr. Beasley graduated from the United States Military Academy at West Point in 1966 and received a Doctor of Jurisprudence degree from Vanderbilt University School of Law in 1973.

         T. Don Hutto, a founder of the Company, was elected Vice Chairman of the Board of Directors and Senior Managing Director of International Operations of the Company in June 1994. From July 1988 to June 1994, he was engaged by the Company as International Projects Manager to oversee and supervise the Company's business activities in the United Kingdom, France, Australia, New Zealand, and Canada, as well as other projects as directed by the Company's President. From April 1984 to July 1988, Mr. Hutto served as Executive Vice President of the Company, and from January 1983 to April 1984 he served as Vice President. He has served as a director of the Company since 1983. From January 1982 through January 1983, Mr. Hutto served as President of H & H Associates, a consulting firm specializing in corrections and criminal justice. Mr. Hutto served as Commissioner, Department of Corrections of Virginia, from 1976 through December 1981 and Commissioner of Corrections of Arkansas from 1971 to 1976. He has also held a management position in the corrections department of the State of Texas. He is the past president of the American Correctional Association ("ACA"), and a past president of both the Association of State Correctional Administrators and the Southern States Correctional Association. Mr. Hutto is the 1987 recipient of the E.R. Cass Award, the highest award given by the ACA for lifetime achievement in corrections. Mr. Hutto graduated from East Texas State University in 1958.

         David L. Myers became President of the Company in June 1994. From December 1986 to June 1994, he served as Vice President, Facility Operations of the Company. From September 1985 to December 1986, he served as Administrator of the Company's Bay County, Florida facility. From 1968 to 1985, Mr. Myers was employed with the Texas Department of Corrections, starting as a corrections officer in 1968 and progressing in 1973 to warden of a maximum security prison. He graduated from Sam Houston State University in 1969.

         Darrell K. Massengale joined the Company in February 1986 and in March 1991 became its Vice President, Finance, Secretary, and Treasurer. In June 1994, he was also elected Chief

Financial Officer of the Company. From February 1986 to March 1991, Mr. Massengale served as Controller of the Company. He is a certified public accountant who was employed by the accounting firm of KPMG Peat Marwick from 1982 through 1986. Mr. Massengale graduated from Middle Tennessee State University in 1982 and became a certified public accountant in 1985.

         Dennis E. Bradby has served as Vice President, Education Services for the Company since June 1991. From April 1986 through June 1991, Mr. Bradby served as the Company's Vice President, Operational Support Systems. From January through April 1986, Mr. Bradby served as the Facility Administrator of the Company's Hamilton County Work House and, from March 1984 through January 1986, as the Facility Administrator of the Company's Houston Immigration Detention Facility. He served as Regional Manager of the Virginia State Department of Corrections from 1977 through March 1984 and as the Assistant Superintendent of that department from 1974 through 1978. Mr. Bradby also served as Assistant Superintendent of the Juvenile Detention Facility in Norfolk, Virginia from 1973 through 1974. Mr. Bradby graduated from Norfolk State University in 1972.

         Robert G. Britton was elected Vice President, Operations for the Company in June 1994. From January 1986 to June 1994, he served as Vice President, Business Development for the Company. From April 1985 to January 1986, Mr. Britton served as Vice President, Operations for the Company. From March 1983 to March 1985, Mr. Britton served as Director of Corrections of Dallas County, Texas and from August 1981 to March 1983 as the President of Prison Management Systems, Inc., a subsidiary of American Medical International Corporation (a hospital management company). From 1979 to 1981, Mr. Britton served as the Director of the Alabama Department of Corrections. Mr. Britton graduated from Sam Houston State University in 1965.

         Linda G. Cooper joined the Company in April 1987 as Senior Legal Counsel. In May 1988, she was elected Assistant Secretary for the Company and in January 1989 became its Vice President, Legal Affairs. From December 1981 to March 1987 she served as staff attorney and then deputy general counsel for the Kentucky Corrections Cabinet. Ms. Cooper received a Juris Doctor degree from the University of Kentucky in 1979.

         Peggy W. Lawrence became Vice President, Investor Relations in January 1995. From June 1985 to January 1995, she served as Vice President, Communications for the Company. From March 1987 to June 1989, she served as Director of Communications for the Company. From January 1985 to March 1987, she served as an account executive for Dye, Van Mol and Lawrence Public Relations. From January 1980 to January 1985, Ms. Lawrence served as Vice President, Research at Morgan Keegan & Co., an investment banking firm. Ms. Lawrence graduated from the University of Tennessee at Knoxville in 1977 and became a Chartered Financial Analyst in 1984.

         John D. Rees was elected Vice President, Business Development for the Company in June 1994. From 1967 until 1986 when he joined the Company, Mr. Rees served as warden of the

Kentucky State Reformatory. Mr. Rees holds a Master of Science degree from Florida State University and a Bachelor of Arts degree from the University of Kentucky with majors in criminology, correctional administration and sociology.

         Linda A. Staley was elected Vice President, Project Development for the Company in June 1994. She joined the Company in 1985 as Director, Project Development. Prior to joining the Company, Ms. Staley spent 18 years working for federal governmental agencies, including the Department of Justice and the Immigration and Naturalization Service (INS) in the contracting and procurement field. Ms. Staley attended Wayne State College where she studied business administration.

         Gay E. Vick, III was elected Vice President and Managing Director for the Company's International Operations in June 1994. From January 1987 to June 1994, he served as Vice President, Project Development for the Company. From April 1984 to December 1986, Mr. Vick served as Vice President, Design and Construction. From April 1983 to April 1984 he served as President of Vick and Harris, Ltd., where he master planned correctional and detention facilities. He serves as a director of Corrections Corporation of Australia and Viccor Pty. Ltd. and as Chairman of Corrections Corporation of New Zealand. Mr. Vick graduated from Virginia Tech Institute in 1970.

ITEM 2.           PROPERTIES

         The Company believes that all of its properties are well-maintained and in good repair. The condition of the properties is adequate for the purpose for which they are maintained. Of the Company's 34 domestic facilities, 12 are owned and 22 are leased as of March, 1996.

         The location and name of and the rated capacity of, each of the Company's facilities at March 1, 1996, grouped by State, are set forth in the following table:

                                                                                 No. of              Owned or
State                   City              Name                                   Beds                Managed
-----                   ----              ----                                   ----                -------
Arizona                 Eloy              Eloy Dentention Center                 1,000               Owned
                        Florence          Central Arizona                        1,024               Owned
                                          Detention Center

Florida                 Panama City       Bay Correctional Facility                750               Managed
                        Panama City       Bay County Jail                          276               Managed
                        Panama City       Bay County Jail Annex                    401               Owned
                        Brooksville       Hernando County Jail                     302               Managed
                        Lecanto           Citrus County, Florida                   300               Managed
Indiana                 Vincennes         Southwest Indiana Youth                  140               Managed
                                          Village

                                                                                 No. of              Owned or
State                   City              Name                                   Beds                Managed
-----                   ----              ----                                   ----                -------
Kansas                  Leavenworth       Leavenworth Detention Center             327               Owned
                        Oswego            Labette County Conservation              104               Managed
                                          Camp
Louisiana               Winnfield         Winn Correctional Center               1,474               Managed
New Mexico              Estancia          Torrance County Detention                286               Owned
                        Grants            New Mexico Women's                       322               Owned
                                          Correctional Facility
                        Santa Fee         Santa Fee Detention Center               201               Managed
Oklahoma                Hinton            Great Plans Correctional                 768               Managed
                                          Facility
Puerto Rico             Guayama           Guayama Correctional Center            1,000               Managed
Tennessee               Chattanooga       Silverdale Facilities                    414               Managed
                        Clifton           South Central Correctional             1,506               Managed
                        Mason             West Tennessee Detention                 440               Owned
                                          Facility
                        Memphis           Shelby Training Center                   200               Owned
                        Memphis           Tall Trees                                63               Managed
                        Nashville         Davidson County Juvenile                  48               Managed
                                          Detention Facility
                        Nashville         Metro Detention Facility               1,092               Managed
Texas                   Bartlett          Bartlett State Jail                    1,000               Managed
                        Bridgeport        Bridgeport PreParole Transfer            200               Owned
                                          Facility
                        Brownfield        Brownfield Intermediate                  200               Managed
                                          Sanction Facility
                        Cleveland         Cleveland Pre Release Center             520               Managed
                        Eden              Eden Detention Center                  1,006               Managed
                        Houston           Houston Processing Center                411               Owned
                        Laredo            Laredo Processing Center                 258               Owned
                        Liberty           Liberty County, Texas Facility           382               Managed
                        Mineral Wells     Mineral Wells Pre-Parole               1,119               Owned
                                          Transfer Facility
                        Overton           BM Moore Pre-Release                     500               Managed
                                          Center
                        Venus             Venus Pre-Release Center               1,000               Managed

       The Company maintains its corporate headquarters in approximately 21,600 square feet of office space at 102 Woodmont Boulevard, Nashville, Tennessee 37205, at a rate comparable for similar space in the area. In addition, the Company also leases approximately 13,000 square feet of office space in Brentwood, Tennessee. The Company's wholly-owned subsidiary, TransCor, leases approximately 15,000 square feet of office space and a maintenance facility comprising approximately 8,000 square feet at 1510 Fort Negley Boulevard, Nashville, Tennessee, at a rate comparable for similar space in the area. TransCor also leases approximately 2,000 square feet of office space in Cocoa, Florida. The Company's wholly-owned subsidiary, Concept, leases approximately 10,700 square feet of office space at 14206 North Brook Street, San Antonio, Texas, at a rate comparable for similar space in the area. The Company's wholly-owned subsidiary, CPI, leases approximately 4,500 square feet of office space at 1900 Church Street, Nashville, Tennessee at a rate comparable for similar space in the area.

ITEM 3.      LEGAL PROCEEDINGS

       Information with respect to this Item is incorporated herein by reference to Item 1 "Business - Litigation".

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

       No matters were submitted to a vote of stockholders during the fourth quarter of 1995.

                                     PART II

ITEM 5.      MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.

       (a) The Common Stock has been traded on the New York Stock Exchange under the symbol "CXC" since December 30, 1994. From July 7, 1987 to December 29, 1994, the Common Stock traded on the NASDAQ National Market System under the symbol "CCAX". The following table sets forth the quarterly high and low closing sales prices as reported on (i) the NASDAQ National Market System from January 1, 1992 through December 29, 1994 and (ii) the New York Stock Exchange from December 30, 1994 through December 31, 1995. In October 1995, the Company authorized a 2-for-1 stock split on its common stock effective October 31, 1995. The stock split was paid in the form of a one-share dividend for every share of common stock held by stockholders of record on October 16, 1995. All references herein to the Common Stock are on a post-split basis. The closing stock price for the Company's Common Stock on the New York Stock Exchange was $37.13 on December 29, 1995.

       1993                                                                    High               Low
       ----                                                                    ----               ---
       First Quarter                                                            5.13                3.25
       Second Quarter                                                           5.13                3.56
       Third Quarter                                                            4.13                3.13

       Fourth Quarter                                                           4.50                3.50
       1994
       ----
       First Quarter                                                            8.19                4.63
       Second Quarter                                                           8.38                6.25
       Third Quarter                                                            8.75                7.69
       Fourth Quarter                                                           8.75                6.44

       1995
       ----
       First Quarter                                                           15.31                8.25
       Second Quarter                                                          18.81               14.69
       Third Quarter                                                           24.31               17.69
       Fourth Quarter                                                          38.38               23.44

       (b) As of March 25, 1996, there were 898 holders of record of the Common Stock and 368 holders of record of the Company's warrants to purchase Common Stock.

       (c) The Company has not paid any cash dividends to its common stockholders since its inception and does not anticipate paying any cash dividends to its common stockholders in theforeseeable future. The Company intends to retain earnings to provide funds for its operations and growth. Future cash dividend policy will be determined by the Board of Directors based on conditions then existing, including the Company's earnings and financial condition, capital requirements and other relevant factors. In addition, cash dividends may not be paid without the consent of the Company's lenders.

       In September 1992, the Company issued a warrant dividend to its common stockholders. Stockholders received one warrant for every five shares of common stock held on the record date (the "Warrants"). The Warrants initially carried a four-year term and became exercisable after April 30, 1993. The Warrants are exercisable at $8.50 per share and prior to the stock split were exercisable for one share of common stock. In September 1993, the expiration date of the Warrants was extended to September 14, 1997. As of March 1, 1996, there were 1,627,355 Warrants outstanding.

       In connection with the October 1995 stock split, the terms of the Company's Warrants to purchase Common Stock were adjusted proportionately. As revised, each Warrant is convertible into two shares of Common Stock of the Company for a total conversion price of $8.50. The market trading price of the Warrants was unaffected by the split.

ITEM 6.      SELECTED FINANCIAL DATA

       The selected historical financial data for the five fiscal years ended December 31, 1995 are derived from the consolidated financial statements of the Company. Because the Company accounted for the Acquisitions as pooling of interests transactions, certain of the historical financial data of the Company includes historical results of operations of TransCor, Concept, CMA and CSG. The years ended December 31, 1993, 1994 and 1995 have been restated to reflect the effect of the TransCor, Concept, CMA and CSG business combinations. For the years ended December 31, 1992 and 1991, the financial statements were not restated for any of the business combinations due to the immaterial impact. All information contained in the following table should be read in conjunction with the consolidated financial statements and related notes of the Company included herein.

                       CORRECTIONS CORPORATION OF AMERICA
                      (In thousands, except per share data)

                                                                  Years Ended December 31,
                                         -------------------------------------------------------------------------
         INCOME STATEMENT                   1991           1992            1993              1994             1995
                                            ----           ----            ----              ----             ----

Revenues:                                $  67,883         $112,099        $132,534        $152,375        $207,241

Expenses:

    Operating                               55,449           89,392         108,026         123,540         158,814
    General and administrative               7,505            9,653           7,885           9,413          14,288
    Depreciation and amortization            3,126            5,886           5,759           5,753           6,524
                                         ---------         --------        --------        --------        --------
                                            58,575          104,931         121,670         138,706         179,626
                                         ---------         --------        --------        --------        --------

Contribution from operations                 9,308            7,168          10,864          13,669          27,615

Interest expense, net                        3,666            4,264           4,424           3,439           3,952
                                         ---------         --------        --------        --------        --------

         Income (loss) before
            income taxes                    (1,863)           2,582           6,440          10,230          23,663

Income tax provision                           -                 50             832           2,312             933
                                         ---------         --------        --------        --------        --------

Net income (loss)                           (1,863)           2,532           5,618           7,918          14,333

Preferred stock dividends                      -                 71             425             204             -
                                         ---------         --------        --------        --------        --------

Net income (loss) allocable to
  common stockholders                    $  (1,863)        $  2,461        $  5,183        $  7,714        $ 14,333
                                         =========         ========        ========        ========        ========

Net income (loss) per share:

    Primary                              $   (0.10)        $    .11        $    .20        $    .25        $    .38
    Fully diluted                        $   (0.10)        $    .10        $    .20        $    .25        $    .36

Weighted average shares
    outstanding:                            18,432           22,908          25,881          30,954          37,555

Working capital                          $   8,098         $ 11,074        $ 12,540        $ 12,587        $ 11,093

Total assets                             $  96,735         $103,295        $109,285        $141,792        $213,478

Long-term obligations,
  less current portion                   $  57,811         $ 56,277        $ 50,558        $ 47,984        $ 74,865

Redeemable convertible
  preferred stock                        $   5,000         $  5,000        $  5,000        $  ---          $  ---

Total stockholders' equity               $  25,174         $ 27,928        $ 34,182        $ 61,757        $ 96,704

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The Company's recent operating results were significantly affected by its strategic acquisitions. As discussed in Note 2 to the accompanying consolidated financial statements, the Company completed the acquisition of TransCor on December 30, 1994, the acquisition of Concept on April 25, 1995 and the mergers of CMA and CSG (and their subsidiary, CPI) on August 18, 1995. Each of these business combinations was accounted for as a pooling of interests and, accordingly, the operations of TransCor, Concept and CMA and CSG have been combined in the accompanying consolidated financial statements. The discussion herein is based upon the combined operations of the Company, TransCor, Concept, CMA and CSG for all periods presented in the accompanying consolidated financial statements. To enhance understandability, discussion and analysis of financial conditions and results of operations of the separate companies is included, where necessary.

       The Company presently has contracts to manage 46 correctional and detention facilities with an aggregate design capacity of 28,607 beds. Of these 46 facilities, 37 are currently in operation and nine are under development by the Company. The Company, through its UK joint venture, UKDS, manages one facility in the United Kingdom and, through its Australian joint venture, CC AUS, manages one facility in Australia. Commencing in the second quarter of 1996, CC AUS will manage a 125-bed facility in Victoria, Australia. The Company's ownership interests in UKDS and CC AUS are accounted for under the equity method. Of the nine facilities under development by the Company, five are scheduled to commence operations during 1996 (one in the first quarter, two in the third quarter and two in the fourth quarter) and four are scheduled to commence operations during 1997. In addition, at March 8, 1996, the Company had outstanding written responses to Request for Proposals for 10 projects with an aggregate design capacity of 7,500 beds.

       The following table sets forth the number of facilities under contract or award at the end of the periods shown.

                                                                                     End of Fiscal
                                                                      ----------------------------------------
                                                                         1995           1994            1993
                                                                      ---------       ---------       --------

Contracts(1)...........................................                      47              39             28
Facilities in operation................................                      38              31             26
Design capacity of contracts...........................                  28,607          19,735         12,254
Design capacity of facilities in operation.............                  20,252          13,404         10,368
Compensated resident days(2)...........................               4,799,562       3,768,095      3,338,411

---------------
(1) Comprised of facilities in operation and facilities under development for which contracts have been finalized.

(2) Compensated resident days for a period ended are calculated, for per diem rate facilities, as the number of beds occupied by residents on a daily basis during the period ended and, for fixed rate facilities, as the design capacity of the facility multiplied by the number of days the facility was in operation during the period.

       The Company derives substantially all of its revenues from the management of correctional and detention facilities for national, federal, state and local governmental agencies in the United States and abroad.

       Geographic Market Concentration. The Company currently manages facilities in nine states and Puerto Rico. Management revenues by state, as a percentage of the Company's total revenues for years ended December 31, 1995 and 1994, respectively, are as follows:

                                            Percentage of                                      Percentage of
                         No. of              Fiscal 1995                    No. of              Fiscal 1994
State                  Facilities          Total Revenues                 Facilities          Total Revenues
-----                  ----------          ---------------                ----------           --------------
Alabama                     0                     .4%                          1                     .9%
Arizona                     2                   16.5%                          2                    4.0%
Florida                     5                    7.8%                          3                    6.9%
Indiana                     1                    1.4%                          0                   --
Kansas                      2                    4.6%                          2                    5.7%
Louisiana                   1                    6.1%                          1                    7.6%
New Mexico                  3                    8.4%                          3                    9.5%
Oklahoma                    1                    1.9%                          1                    1.9%
Puerto Rico                 1                     .1%                          0                   --
Tennessee                   8                   25.2%                          8                   30.9%
Texas                      12                   22.7%                          8                   27.9%

       To the extent favorable or unfavorable changes in regulations or market conditions occur in these markets, such changes would likely have a corresponding impact on the Company's results of operations.

       Revenues for operation of correctional and detention facilities are recognized as the services are provided, based on a net rate per day per inmate ("per diem" rate) or on a fixed monthly rate. Of the Company's 37 facilities in operation, 33 are compensated on a per diem basis and four are compensated at fixed monthly rates. The per diem rates or fixed monthly rates vary according to the type of facility and the extent of services provided at the facility. Transportation revenues are based on a per mile charge or a fixed fee per trip.

       The Company incurs all facility operating expenses, except for certain debt service and lease payments with respect to certain facilities that the Company does not own or lease. The Company owns 12 of the facilities it manages. The Company manages 25 facilities that are owned or leased by a governmental agency, construction of which as been financed by the agency through one or more of a variety of methods.

       Facility payroll and related taxes constitute the majority of facility operating expenses. Substantially all other operating expenses consist of food, clothing, medical services, utilities, supplies, maintenance, insurance and other general operating expenses. As inmate populations increase following the start-up of a facility, operating expenses generally decrease as a percentage of related revenues. Each facility is fully staffed at the time it is open or taken over by the Company, although it may be operating at a relatively low occupancy rate.

       General and administrative costs consist of salaries of officers and other corporate headquarters personnel, legal, accounting and other professional fees (including pooling expenses), travel expenses, executive office rental, and promotional and marketing expenses. The most significant component of these costs relates to the hiring of experienced corrections and administrative personnel necessary for the implementation and maintenance of the facility management and transportation contracts.

       Contribution from operations for each facility depends upon the relationship between operating costs, the rate at which the Company is compensated per manday, and the occupancy rate. The per diem or fixed rate is fixed by contract and approximately two-thirds of all operating costs are fixed costs. Therefore, contribution from operations will vary from period to period as occupancy rates fluctuate. Contribution from operations will be affected adversely as the Company increases the number of newly-constructed or expanded facilities under management and experiences initial low occupancy rates.

       After a management contract has been awarded, the Company incurs facility start-up costs that consist principally of initial employee training, travel and other direct expenses incurred in connection with the contract. These costs are capitalized and amortized on a straight-line basis over the shorter of the term of the contract plus renewals, or five years. Depending on the contract, start-up costs are either fully recoverable as pass-through costs or are billable to the contracting agency over the original term of the contract plus renewals. The Company has historically financed start-up costs through available cash, cash from operations and borrowings under the Company's revolving credit facility.

       Newly opened facilities are staffed according to contract requirements when the Company begins receiving inmates. Inmates are typically assigned to a newly opened facility on a regulated, structured basis over a one-to-three month period. Until expected occupancy levels are reached, operating losses may be incurred.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage of revenues of certain items in the Company's statement of operations and the percentage change from period to period in such items:

                                                                                          Period-to-Period
                                                                                         Percentage Changes
                                                                                     ---------------------------
                                                       December 31,                       1995            1994
                                               ---------------------------              Compared        Compared
                                                1995       1994      1993                to 1994         to 1993
                                               -------     ------    -----           --------------    ----------
INCOME STATEMENT
Revenues                                        100.0%     100.0%     100.0%               36.0%           15.0%
Expenses:
       Operating                                 76.6       81.1       81.5                28.6            14.4
       General and administrative                 6.9        6.1        6.0                51.8            19.4
       Depreciation and amortization              3.2        3.8        4.3                13.4             (.1)
                                               ------     ------     ------
Contribution from operations                     13.3        9.0        8.2               102.0            25.8
                                               ------     ------     ------
Interest expense, net                             1.9        2.3        3.3                14.9           (22.3)
                                                -----      -----     ------
Income before income taxes                       11.4       11.4        4.9               131.3            58.9
Provision for income taxes                        4.5        1.5         .7               303.5           177.9
                                               ------     ------     ------
Net Income                                        6.9        5.2        4.2                81.0            41.2
Preferred stock dividends                          .0         .1         .3              (100.0)          (52.0)
                                                -----     ------     -------
Net Income allocable to
       common stockholders                        6.9%       5.1%       3.9%               85.8%           48.8%
                                                ======     ======     ======

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

       Revenues. Total revenues increased 36% from 1994 to 1995 with increases in both management and transportation services. Management revenues increased 37% in 1995, or $53,213,000. The 37% increase is due to new facilities opened and expansions of existing facilities that occurred in 1994 and 1995 by the Company and the related acquisitions. In 1995, the Company opened five new facilities representing 3,390 beds and assumed management of three facilities representing 1,688 beds. The Company also realized the full-year effect of three facilities added in 1994 representing 1,560 beds. The third contributing factor to growth was the expansion of 13 existing facilities providing 1,887 new beds. Due to the growth in beds, compensated mandays increased 27% in 1995 from 3,768,095 to 4,799,562. Average occupancy remained stable at 93.9% for 1995 as compared to 93.5% for 1994.

       Transportation revenues increased $1,653,000 or 21% in 1995 as compared to 1994. The 1995 growth was due to a continued marketing effort that expanded the customer base and resulted in increased compensated mileage.

       During the first quarter of 1995, the Company purchased the remaining 50% of CC AUS from its original joint venture partner. After consideration of several strategic alternatives related to CC AUS, the Company sold 50% of the entity to Sodexho during the second quarter of 1995. The Company accounted for the 100% ownership period on the equity basis of accounting and recognized an after-tax gain of $783,000 on the sale.

       Facility Operating Expenses. Salary and related employee benefits constituted approximately 50% and 55% of facility operating expenses for 1995 and 1994, respectively. Facility operating expenses increased by 29% to $158,814,000 in 1995 compared to $123,540,000 in 1994. This increase was due to the additional beds on line that increased compensated mandays and the growth in the transportation services. The average management operating cost per manday was $31.59 for 1995 as compared to $31.40 for 1994. The increase in average cost per manday was due to the significant number of new beds brought on line in 1995. As the five new facilities were opened, the full complement of fixed costs was being incurred prior to full occupancy. As a percentage of revenues, however, facility operating expenses decreased to 77% from 81%. This decrease is primarily attributable to the expansion of various facilities that added lower incremental operating expenses and improved economies of scale.

       General and Administrative. General and administrative costs increased 52% in 1995 to $14,288,000 as compared to $9,413,000 in 1994. Included in 1995 were approximately $950,000 of non-recurring pooling expenses related to the acquisitions. The Company has also expanded its management staff to manage its significant growth. Staff have been added to bring new business on line, resulting in cost being incurred prior to revenue being realized. Also, as all transition issues are finalized from the acquired operations and the duplicate services are consolidated, general and administrative costs should decrease as a percentage of revenues.

       Depreciation and Amortization. Depreciation and amortization increased by $771,000, to $6,524,000 in 1995 as compared to $5,753,000 in 1994. The 1995 increase is due to the growth in total beds in facilities owned by the Company.

       Interest Expenses, Net. Interest expense , net, increased 15% in 1995 due to the assumption of debt related to the Eloy Detention Center in Eloy, Arizona. In July, 1995 the Company acquired the remaining 50% of the investment in a partnership and assumed the assets and debts.

       Income Taxes. In 1995, the Company's effective income tax rate increased to 39% as compared to 23% in 1994. This increase in taxes was due to the Company's complete utilization of net operating loss carryforwards, therefore becoming subject to full statutory tax rates.

YEAR ENDED DECEMBER 31, 1994 COMPARED WITH YEAR ENDED DECEMBER 31, 1993

       Total revenues increased 15% in 1994 over 1993. Management revenues increased from $126,749,000 in 1993 to $144,466,000 in 1994 representing a 14%
improvement. Transportation revenues increased 37% going from $5,785,000 in 1993 to $7,909,000 in 1994. The increase in management revenues was due to three facilities with 1,560 beds being opened in 1994 and the expansion of three existing facilities representing 838 beds. Compensated mandays increased from 3,338,411 in 1993 to 3,768,095 in 1994 for a 13% increase, while average occupancy rose from 92.0% to 93.5% for the same period.

       The increase of 37% in transportation revenues was due to a marketing effort that expanded customer base and resulted in increased compensated mileage.

       Facility Expenses. Facility operating expenses increased 14% to $123,540,000 in 1994 as compared to $108,026,000 in 1993. This increase was due to increased compensated mandays and the growth in the transportation services. As a percentage of revenues, operating expenses decreased to 81% from 82% in 1993. This decrease was primarily attributable to the expansion of various facilities that added lower incremental operating expense and improved economies of scale.

       General and Administrative. General and administrative costs increased $1,528,000 or 19% in 1994 as compared to 1993. The increase resulted from the expanded activity necessary to administer the increased beds and transportation contracts under management.

       Depreciation and Amortization. Depreciation and amortization remained stable from 1993 to 1994 due to the full depreciation of equipment in some of the Company's older facilities.

       Interest Expense, Net. Interest expense, net, decreased 22% in 1994. The 1994 decrease was due to the Company reducing debt by $9,800,000 with the proceeds from common stock and through normal periodic principal payments.

       Income Taxes. In 1994, the Company's effective income tax rate increased to 23% as compared to 13% in 1993. This increase in taxes was due to the Company's increased utilization of net operating loss carryforwards, therefore resulting in the Company being subject to full statutory rates for part of 1994.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's business is capital intensive in relation to the development of a correctional facility. The Company's efforts to obtain contracts, construct additional facilities and maintain its day-to-day operations have required the continued acquisition of funds through borrowings and equity offerings. The Company has financed these activities through the sale of capital stock, subordinated convertible notes and senior secured debt, through the issuance of taxable and tax-exempt bonds, by bank borrowings, and by assisting governmental agencies in the issuance of municipal bonds.

       Cash flow from operations for 1995 was approximately $17,766,000 as compared to $11,637,000 in 1994 and $12,916,000 in 1993. The Company has
strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment. Cash flow from operations has allowed the Company to fund growth and to continue to retire debt on an accelerated basis.

       The Company's current ratio decreased to 1.31 in 1995 as compared to 1.51 in 1994. The reason for the decrease was due to the Company investing excess cash flow into the expansion of certain facilities and the current portion of long-term debt increasing approximately $4,700,000 relative to the assumption of debt for the UCLP acquisition. The ratio of long-term debt to total capitalization was 77% at December 31, 1995 and 78% at December 31, 1994. In October 1995, the Company declared a two-for-one stock split. All references to number of shares have been adjusted for this stock split.

       In June 1994, the Company entered into an international alliance with Sodexho, S.A., a French conglomerate, the purpose of which is to pursue prison management business outside the United States, Australia and the United Kingdom. In conjunction with the alliance, Sodexho purchased 1,400,000 shares of common stock at $7.50 per share and a $7,000,000 Convertible Subordinated Note bearing interest at 8.5%. Sodexho also received 1,100,000 Warrants at $15.80 per warrant that expire December 1998. Each warrant entitles Sodexho to two common shares upon exercise. The Company plans to use the proceeds from these future financings to fund new capital projects. In consideration of the placement of the aforementioned securities and these future financings, the Company agreed to pay Sodexho $3,960,000 over a four-year period ending 1998.

       In addition, in June 1995, as a result of its preemptive right triggered in connection with the issuance of shares of common stock to the stockholders of Concept, Sodexho purchased 545,000 shares of common stock from the Company at a purchase price of $15.25 per share. Also during 1995, the Company and Sodexho entered into a forward contract whereby Sodexho would purchase up to $20,000,000 of convertible subordinated notes at any time prior to December, 1997. The notes will bear interest at LIBOR plus 1.35% and will be convertible into common shares at a conversion price of $13.65 per share.

       The Company's working capital revolving credit facility with a U.S. bank matures May 31, 1997. The credit facility provides for borrowings of up to $25,000,000 for working capital and certain letters of credit. The credit facility bears interest, at the election of the Company, at either the bank's prime rate or a rate which is 2% above the applicable 30, 60 or 90 day LIBOR rate. Interest is payable monthly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR-rate based loans. The credit facility is secured by certain accounts receivable and real and personal property at certain of the Company's facilities. There are no prepayment penalties associated with the credit facility. The credit facility requires the Company, among other things, to maintain maximum leverage ratios and a minimum debt service coverage ratio. The facility also limits certain payments and distributions. In February 1994, the Company received a construction loan from the bank totaling $13,600,000, with the proceeds used to construct the Central Arizona Detention Center in Florence, Arizona. The loan requires equal monthly principal payments based on a ten-year amortization. As of December 31, 1995, there was $12,580,000 outstanding on the construction loan. As of December 31, 1995, there was

$14,500,000 borrowed against the facility. Letters of credit totaling $2,775,000 have been issued leaving the unused commitment at $7,725,000.

       In February 1996, the Company issued $30,000,000 of its convertible subordinated notes to an investor. The proceeds were used to repay the outstanding principal under the Company's working capital credit facility and construction loan. The notes bear interest at 7.5%, payable quarterly and require the Company to maintain specific ratio requirements relating to net worth, cash flow and debt coverage. In March, 1996, as a result of its preemptive right triggered in connection with the issuance of convertible subordinated notes, Sodexho notified the Company of its intent to purchase $20,000,000 of convertible subordinated notes under the same terms and conditions.

       In connection with the construction and development of certain facilities, the Company caused a U.S. Bank to issue two letters of credit totaling $59,500,000. The letters of credit support certain industrial development bonds, the proceeds of which were used to construct such facilities. The Company guaranteed to the Bank the repayment in full of any amounts drawn on such letters of credit as a result of a default under the related bonds. In the event the Company is required to fund amounts pursuant to these guarantees then the Company will obtain ownership rights to these facilities. The Company's reimbursement obligations are secured by all of the collateral that secures the Company's credit facility with the U.S. Bank described above and are cross-defaulted with such credit facility.

       The Company anticipates making cash investments in connection with future acquisitions and expansions. In addition, in accordance with the developing trend of private prison managers toward making strategic financial investments in facilities, the Company plans to use a portion of its cash to finance start-up costs, leasehold improvements and equity investments in facilities, if appropriate in connection with undertaking new contracts. The Company believes that the cash flow from operations and amounts available under its credit facility will be sufficient to meet its capital requirements for the foreseeable future. Furthermore, management believes that additional resources may be available to the Company through a variety of other financing methods.

INFLATION

       Many of the Company's facility contracts provide periodic adjustments in the compensation paid to the Company in accordance with changes in the consumer price index during such period. Management does not believe that inflation has had a material adverse effect on the revenues or expenses of the Company.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

       In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for long-term assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting SFAS 121 effective January 1, 1996, and does not expect that adoption will have a material impact on the results of operations, financial condition or cash flows of the Company.

       In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company anticipates adopting SFAS 123 effective January 1, 1996, but currently does not plan to change the method of accounting for these plans.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       ----
                  Report of Independent Public Accountants.......................................      F-1

                  Consolidated Balance Sheets at December 31, 1995
                  and 1994.......................................................................      F-2

                  Consolidated Statements of Operations for the years
                  ended December 31, 1995, 1994, and 1993........................................      F-3

                  Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 1995, 1994,
                  and 1993.......................................................................      F-4

                  Consolidated Statements of Cash Flows for the years
                  ended December 31, 1995, 1994, and 1993........................................      F-5

                  Notes to Consolidated Financial Statements.....................................      F-9

                       CORRECTIONS CORPORATION OF AMERICA
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Corrections Corporation of America and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corrections Corporation of America and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.



/s/  Arthur Andersen LLP



Nashville, Tennessee
February 20, 1996

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                 (IN THOUSANDS)

                                ASSETS                            1995          1994
                                ------                            ----          ----
CURRENT ASSETS:

  Cash, cash equivalents and restricted cash                   $   2,714     $   4,609
  Accounts receivable, net of allowances                          39,661        26,875
  Prepaid expenses                                                 1,569         1,551
  Deferred tax assets                                              1,646         3,285
  Other                                                            1,020           933
                                                               ---------     ---------
       Total current assets                                       46,610        37,253

RESTRICTED INVESTMENTS                                               443            69
OTHER ASSETS                                                      19,642        11,418
PROPERTY AND EQUIPMENT, NET                                      137,019        82,934
INVESTMENT IN DIRECT FINANCING LEASE                               9,764        10,118
                                                               ---------     ---------
                                                               $ 213,478     $ 141,792
                                                               =========     =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES:

  Accounts payable                                             $  10,757     $   8,768
  Accrued salaries and wages                                       3,480         3,273
  Accrued property taxes                                           1,623         1,462
  Other accrued expenses                                           8,637         5,404
  Current portion of long-term debt                               11,020         5,759
                                                               ---------     ---------
     Total current liabilities                                    35,517        24,666

LONG-TERM DEBT, NET OF CURRENT PORTION                            74,865        47,984
DEFERRED TAX LIABILITIES                                           4,164         3,628
OTHER NONCURRENT LIABILITIES                                       2,228         3,757
                                                                --------     ---------
     Total liabilities                                           116,774        80,035
                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Common stock - $1 par value; 50,000 shares authorized           32,270        29,690
  Additional paid-in capital                                      48,830        28,508
  Retained earnings                                               15,641         3,866
  Treasury stock, at cost                                            (37)         (307)
                                                               ---------     ---------
     Total stockholders' equity                                   96,704        61,757
                                                               ---------     ---------
                                                               $ 213,478     $ 141,792
                                                               =========     =========



The accompanying notes are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 1995        1994        1993
                                               --------    --------    --------
REVENUES                                       $207,241    $152,375    $132,534

EXPENSES:

    Operating                                   158,814     123,540     108,026
    General and administrative                   14,288       9,413       7,885
    Depreciation and amortization                 6,524       5,753       5,759
                                               --------    --------    --------

CONTRIBUTION FROM OPERATIONS                     27,615      13,669      10,864

INTEREST EXPENSE, NET                             3,952       3,439       4,424
                                               --------     -------     -------

INCOME BEFORE INCOME TAXES                       23,663      10,230       6,440

PROVISION FOR INCOME TAXES                        9,330       2,312         832
                                               --------     -------      ------

NET INCOME                                       14,333       7,918       5,608

PREFERRED STOCK DIVIDENDS                          --           204         425
                                               --------     -------      ------

NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS

                                               $ 14,333    $  7,714    $  5,183
                                               ========    ========    ========

NET INCOME PER COMMON SHARE:

    Primary                                    $    .38    $    .25    $    .20
                                               ========    ========    ========
    Fully diluted                              $    .36    $    .25    $    .20
                                               ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

                                                 37,555      30,954      25,881
                                               ========    ========     =======

The accompanying notes are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                 (IN THOUSANDS)


                                                                COMMON STOCK
                                               -------------------------------------------
                                                    ISSUED               TREASURY STOCK       ADDITIONAL   RETAINED      TOTAL
                                               ------------------       ------------------     PAID-IN     EARNINGS   STOCKHOLDERS'
                                               SHARES     AMOUNT        SHARES    AMOUNT       CAPITAL     (DEFICIT)     EQUITY
                                               ======    ========       ======   ========      ========   ==========  ============

BALANCE, DECEMBER 31, 1992                     23,774    $ 23,774           -     $      -     $ 13,604     $ (8,314)    $ 29,064
    Purchase of treasury stock, at cost             -           -         (79)        (392)           -            -         (392)
    Stock options and warrants exercised          526         526           5           52          (84)        (167)         327
    Preferred stock dividends                       -           -           -            -            -         (425)        (425)
    Net income                                      -           -           -            -            -        5,608        5,608
                                               ------    --------         ---     --------     --------     --------     --------
BALANCE, DECEMBER 31, 1993                     24,300      24,300         (74)        (340)      13,520       (3,298)      34,182

    Issuance of common stock                    1,856       1,856           -            -        8,243            -       10,099
    Stock options exercised and
      warrants converted to stock               1,716       1,716          35           33          286         (550)       1,485
    Income tax benefits of incentive
      stock option exercises                        -           -           -            -          593            -          593
    Conversion of long-term debt
      and preferred stock                       1,818       1,818           -            -        5,866            -        7,684
    Preferred stock dividends                       -           -           -            -            -         (204)        (204)
    Net income                                      -           -           -            -            -        7,918        7,918
                                               ------    --------         ---     --------     --------     --------     --------
BALANCE, DECEMBER 31, 1994                     29,690      29,690         (39)        (307)      28,508        3,866       61,757

    Issuance of common stock                      579         579           -            -        7,763            -        8,342
    Stock options exercised and warrants
      repurchased or converted to stock         1,114       1,114          37          270        2,813       (2,558)       1,639
    Income tax benefits of incentive
      stock option exercises                        -           -           -            -        3,987            -        3,987
    Conversion of long-term debt                  887         887           -            -        5,759            -        6,646
    Net income                                      -           -           -            -            -       14,333       14,333
                                               ------    --------         ---     --------     --------     --------     --------
BALANCE, DECEMBER 31, 1995                     32,270    $ 32,270          (2)    $    (37)    $ 48,830     $ 15,641     $ 96,704
                                               ======    ========         ===     ========     ========     ========     ========

The accompanying notes are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                 (IN THOUSANDS)

                                                                              1995               1994                1993
                                                                            -------             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income                                                           $ 14,333            $ 7,918             $ 5,608
       Adjustments to reconcile net income to net
          cash provided by operating activities:

              Depreciation and amortization                                    6,524              5,753               5,759
              Deferred and other noncash income taxes                          6,162                878                (122)
              Loss (gain) on disposal of assets                               (1,284)                11                 179
              Equity in earnings of unconsolidated entities                     (619)              (422)               (334)
              Changes in assets and liabilities, net of acquisitions:

                 Accounts receivable                                         (12,750)            (7,901)                 40
                 Prepaid expenses                                                (18)               (70)              1,778
                 Other current assets                                            (87)              (259)                (30)
                 Accounts payable                                              1,991              4,537                 655
                 Accrued expenses                                              3,514              1,192                (617)
                                                                            --------            -------             -------
                    Net cash provided by operating activities                 17,766             11,637              12,916
                                                                            --------            -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions of property and equipment                                      (25,926)           (24,891)             (2,381)
    Acquisition of UCLP                                                       (5,250)                 -                   -
    Decrease (increase) in restricted cash and
       investments                                                              (619)                (7)                958
    Increase in other assets                                                  (8,500)            (1,836)               (667)
    Investment in affiliates, net                                             (3,717)              (426)                144
    Proceeds from disposals of assets                                          3,763                 25                  15
    Issuance of notes receivable                                                   -               (900)                  -
    Payments received on direct financing lease and
       notes receivable                                                          328                286                 257
                                                                            --------           --------             -------
                    Net cash used in investing activities                    (39,921)           (27,749)             (1,674)
                                                                            ========           ========             =======




                                   (Continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   (Continued)

                                                                   1995         1994         1993
                                                                 --------     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                     $  7,111     $ 15,974     $  9,953
    Payments on long-term debt                                     (8,648)     (14,159)     (17,409)
    Payments on notes payable to stockholders                           -         (403)        (476)
    Proceeds from line of credit, net                              13,715          270          211
    Payment of debt issuance costs                                   (260)           -            -
    Payments of dividends                                               -         (291)        (494)
    Proceeds from issuance of common stock                          7,859       10,571            -
    Proceeds from exercise of stock options and warrants
                                                                      868        1,137          327
    Purchase of treasury stock and warrants                          (630)           -         (392)
                                                                 --------      -------      -------
          Net cash provided by (used in) financing activities      20,015       13,099       (8,280)
                                                                 --------      -------      -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,140)      (3,013)       2,962

CASH AND CASH EQUIVALENTS, BEGINNING OF YEARS                       4,285        7,298        4,336
                                                                 --------     --------     --------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  2,145     $  4,285     $  7,298
                                                                 ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:

       Cash paid during the year for:

            Interest (net of amounts capitalized)                $  5,145     $  4,854     $  5,706
                                                                 ========     ========     ========
            Income taxes                                         $  3,060     $  1,572     $    327
                                                                 ========     ========     ========




                                   (Continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   (Continued)

                                                                           1995               1994                1993
                                                                         -------            -------             -------
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

       The Company entered into an international alliance and equity participation which included the deferral of the payment of certain issuance costs:

              Other assets                                               $        -         $(3,488)            $         -
              Other accrued expenses                                              -             990                       -
              Other noncurrent liabilities                                        -           2,970                       -
              Additional paid-in capital                                          -            (472)                      -
                                                                         ----------         -------             -----------
                                                                         $        -         $     -             $         -
                                                                         ==========         =======             ===========

       Long-term debt was converted into common stock through the exercise of stock warrants:

              Other assets                                               $    27            $     9             $         -
              Long-term debt                                              (1,428)              (357)                      -
              Common stock                                                   400                100                       -
              Additional paid-in capital                                   1,001                248                       -
                                                                         -------            -------             -----------
                                                                         $     -            $     -             $         -
                                                                         =======            =======             ===========

       Redeemable convertible preferred stock was converted into common stock:

              Other assets                                               $     -            $   290             $         -
              Preferred stock                                                  -             (5,000)                      -
              Common stock                                                     -              1,400                       -
              Additional paid-in capital                                       -              3,310                       -
                                                                         -------            -------             -----------
                                                                         $     -            $     -             $         -
                                                                         =======            =======             ===========

                                   (Continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   (Continued)


                                                                           1995               1994                1993
                                                                        ---------           --------            --------
       Long-term debt was converted into common stock:
              Other assets                                            $    53               $    26             $     -
              Long-term debt                                           (6,700)               (3,000)                  -
              Common stock                                                887                   419                   -
              Additional paid-in capital                                5,760                 2,555                   -
                                                                      -------               -------             -------
                                                                      $     -               $     -             $     -
                                                                      =======               =======             =======

          The Company acquired property and equipment by
            assuming long-term debt:
                Property and equipment                                $(27,392)             $     -             $     -
                Long-term debt                                          27,392                    -                   -
                                                                      --------              -------             -------
                                                                      $      -              $     -             $     -
                                                                      ========              =======             =======


        The accompanying notes are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Corrections Corporation of America (together with its subsidiaries, referred to as the "Company"), a Delaware corporation, operates and manages prisons and other correctional facilities and provides prisoner transportation services for governmental agencies. The Company provides a full range of related services to governmental agencies, including managing, financing, designing and constructing new facilities and redesigning and renovating older facilities. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TransCor America, Inc. ("TransCor"), Concept Incorporated ("Concept"), Corrections Management Affiliates, Inc. ("CMA"), Correctional Services Group, Inc. ("CSG"), CCA International, Inc. and Technical and Business Institute of America, Inc. CCA International, Inc. has two wholly-owned subsidiaries, CCA France, Inc. and CCA (UK) Limited. Concept has two wholly-owned subsidiaries, Mineral Wells R.E. Holding Corp. ("Mineral Wells") and United-Concept Inc. ("United-Concept"). Concept together with Mineral Wells wholly owns United-Concept Limited
      Partnership ("UCLP"). CMA together with CSG wholly owns Corrections Partners, Inc. ("CPI"). The accompanying consolidated financial statements and note information reflect the accounting for the acquisitions in 1994 and 1995 of TransCor, Concept, CMA and CSG in transactions accounted for as pooling-of-interests and the acquisition in 1995 of United-Concept and UCLP accounted for as a purchase. All intercompany transactions and balances have been eliminated.

      At December 31, 1995, the Company also has a 50% interest in Corrections Corporation of Australia PTY LTD ("CC Australia"). CC Australia provides services similar to the Company in Australia and surrounding countries. At December 31, 1995, CCA (UK) Limited has a one-third interest in UK Detention Services Limited ("UKDS"), a United Kingdom joint venture. UKDS provides services similar to the Company in the United Kingdom. The Company accounts for these investments under the equity method. Assets and liabilities are converted from their functional currency into the U.S. dollar utilizing the conversion rate in effect at the balance sheet date. Revenue and expense items are converted using the weighted average rate during the period. The excess of the Company's investment in unconsolidated subsidiaries over the underlying equity is being amortized over twenty-five years.

      Deferred project development costs consist of costs that can be directly associated with a specific anticipated contract and, if recovery from that contract is probable, are deferred until the anticipated contract has been awarded. Internal costs incurred in securing new clients including costs of responding to requests for proposals are expensed as incurred. At the time the contract is awarded to the Company, the deferred project development costs are either capitalized as part of property and equipment or are amortized over five years as project development costs. Costs of unsuccessful or abandoned contracts are charged to depreciation and amortization expense when their recovery is not considered probable. Facility start-up costs, principally costs of initial employee training, travel and other direct expenses incurred in connection with opening of new facilities, to the extent recoverable under the applicable contract, are deferred and recorded as other assets. Start-up costs are amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years.

      Debt issuance costs are amortized on a straight-line basis over the life of the related debt. This amortization is charged to depreciation and amortization expense.

      Property and equipment is carried at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. Interest is capitalized to the asset to which it relates in connection with the construction of major facilities. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes based upon the estimated useful lives of the related assets.

      Investment in direct financing lease represents the portion of the Company's management contract with a governmental agency that represents payments on building and equipment leases. The lease is accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the lease less unearned income are capitalized as the Company's investment in the lease. Unearned income is recognized as income over the term of the lease using the interest method.

      Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which was adopted by the Company effective January 1, 1993. This statement generally requires the Company to record deferred income taxes for the differences between book and tax bases of its assets and liabilities.

      The Company maintains contracts with various governmental entities to manage their facilities for fixed per diem rates or monthly fixed rates. The Company also maintains contracts with various federal, state and local governmental entities for the housing of inmates in Company owned facilities at fixed per diem rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. The Company expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions. The Company records revenues based on these per diem rates and the number of inmates housed during the revenue period.

      To meet the reporting requirements of SFAS 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments using quoted market prices. At December 31, 1995, there were no material differences in the book values of the Company's financial instruments and their related fair values, except for the Company's convertible subordinated notes (see Note 7) and the forward contract for convertible subordinated notes (see Note 12), which based on the underlying equity securities, have an estimated fair market value of approximately $150,000,000.

      For purposes of the statements of cash flows, the Company excludes restricted cash from cash and cash equivalents. The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      In March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for long-term assets by requiring that such assets be probable of future recovery at each balance sheet date. The company anticipates adopting SFAS 121 effective January 1, 1996, and does not expect that adoption will have a material impact on the results of operations, financial condition or cash flows of the Company.

      Certain reclassifications of 1994 and 1993 amounts have been made to conform with the 1995 presentation.

 2.   MERGERS AND ACQUISITIONS

      On August 18, 1995, the Company issued 1,400,000 shares of its common stock for all the outstanding shares of CMA and CSG. CMA and CSG operate and manage prisons and other correctional facilities for governmental agencies. Of the shares issued, 140,000 are held in escrow for the resolution of precombination contingencies.

      On April 25, 1995, the Company issued 2,724,992 shares of its common stock for all the outstanding shares of Concept. Concept operates and manages prisons and other correctional facilities for governmental agencies. Of the shares issued, 272,500 are held in escrow for the resolution of precombination contingencies.

      On December 30, 1994, the Company issued 2,600,000 shares of its common stock for all the outstanding shares of TransCor, a prisoner transportation company. Of the shares issued, 260,000 are held in escrow for the resolution of certain precombination contingencies.

      These transactions were accounted for as pooling-of-interests, and accordingly, the accompanying consolidated financial statements for 1995, 1994 and 1993 have been restated to include the accounts of CMA and CSG. The Company has previously filed restated financial statements for TransCor and Concept. Pooling expenses of approximately $950,000 are included in general and administrative expense in the 1995 statement of operations. A reconciliation of separately reported revenues and net income is as follows (in thousands):

                                 (UNAUDITED)
                              SIX MONTHS ENDED   YEARS ENDED DECEMBER 31,
                                   JUNE 30,      -----------------------
                                     1995           1994        1993
                              ----------------    --------    ---------

   Revenues:
   Corrections Corporation of
       America                   $  89,520     $ 144,060     $ 126,634
   CMA and CSG combined              5,876         8,315         5,900
                                 ---------     ---------     ---------
                                 $  95,396     $ 152,375     $ 132,534
                                 =========     =========     =========
Net Income:
   Corrections Corporation of
       America                   $   5,450     $   8,158     $   5,383
   CMA and CSG combined               (304)         (240)          225
                                 ---------     ---------     ---------
                                 $   5,146     $   7,918     $   5,608
                                 =========     =========     =========


      In the preparation of the consolidated financial statements, the Company made certain immaterial adjustments and reclassifications to the historical financial statements of TransCor, Concept, CMA and CSG to be consistent with the accounting policies of the Company.

      As discussed in Note 6, the Company exercised its option to acquire the remaining 50% of its investment in UCLP during 1995. The acquisition was accounted for using the purchase method. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the acquisition. The operations of UCLP on a consolidated basis prior to the acquisition are not material to the Company's results of operations.

 3.   OTHER ASSETS

      Other assets consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                               ---------------
                                                               1995       1994
                                                             -------     ------

Deferred project development costs                          $ 1,230    $   613
Project development costs, less accumulated amortization
    of  $487 and $683, respectively                           2,275        692

Facility start-up costs, less accumulated amortization
    of $2,728 and $2,141, respectively                        6,705      2,189

Debt issuance costs, less accumulated amortization of
    $1,289 and $1,380, respectively                           1,669      1,461

Deferred placement fees                                       2,404      2,404

Investments in affiliates                                     3,756      2,590

Notes receivable                                                890        900
Other assets                                                    713        569
                                                            -------    -------
                                                            $19,642    $11,418
                                                            =======    =======


      The notes receivable bear interest at the weighted average rate of 11.14%. $700,000 is secured by a third mortgage on a facility and is due in January 1999. The remaining balance is due in monthly principal and interest payments through April 1999.

      During the first quarter of 1995, the Company purchased the remaining 50% of CC Australia from its original joint venture partner. After consideration of several strategic alternatives related to CC Australia, the Company sold 50% of the entity to Sodexho, S.A. ("Sodexho"), a French conglomerate, during the second quarter of 1995. The Company accounted for the 100% ownership period on the equity basis of accounting and recognized an after-tax gain of $783,000 on the sale.

4.    PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consist of the following (in thousands):

                                      DECEMBER 31,
                                 -----------------------
                                    1995          1994
                                 ---------     ---------

Land                             $   3,953     $   2,916
Buildings and improvements         114,863        83,103
Equipment                           13,486         9,492
Office furniture and fixtures        2,262         1,850
Construction in progress            23,083         1,583
                                 ---------     ---------
                                   157,647        98,944
Less accumulated depreciation      (20,628)      (16,010)
                                 ---------     ---------
                                 $ 137,019     $  82,934
                                 =========     =========


      Depreciation expense was $4,428,000, $3,469,000 and $3,011,000 for 1995,
      1994 and 1993, respectively.


5.    INVESTMENT IN DIRECT FINANCING LEASE

      At December 31, 1995, the investment in direct financing lease represents a building and equipment lease between the Company and the state of New Mexico for the New Mexico Women's Correctional Facility.

      A schedule of minimum future rentals to be received under the direct financing lease at December 31, 1995 is as follows (in thousands):

                                                                              DIRECT
                                                                            FINANCING
                                                                           LEASE RENTAL
                                                                            RECEIVABLE
                                                                           ------------
                                1996                                             $ 1,420
                                1997                                               1,420
                                1998                                               1,420
                                1999                                               1,420
                                2000                                               1,420
                             Thereafter                                           12,066
                                                                                  ------
                Total minimum obligation                                          19,166
                Less unearned income                                              (9,048)
                                                                                  ------
                Present value of direct financing lease                           10,118
                Less current portion                                                (354)
                                                                                  ------
                Long-term portion at December 31, 1995                           $ 9,764
                                                                                 =======

      The agreement contains a provision that allows the state to purchase the building and equipment for predetermined prices at specific intervals during the contract period.

      Beginning in 1996, CCA began leasing to the State of New Mexico an addition to the New Mexico Women's Correctional Facility. This new lease will be added to the direct financing lease above. The minimum future rentals to be received under the additional lease, which are not included in the schedule above, total approximately $3,590,000, excluding unearned income.

 6.   INVESTMENT IN UCLP

      At December 31, 1994, Concept and its affiliates owned 49.9% of UCLP and Concept owned 50% of the common stock of United- Concept, which owned .2% of UCLP and was the managing general partner of UCLP. In addition, Concept had an option to purchase from its partner in UCLP the other 50% partnership interests in UCLP and the other 50% of the common stock of United-Concept. On July 17, 1995, Concept exercised its option and acquired the remaining interests of UCLP for $5,250,000.

      United-Concept has issued and outstanding 1,000 shares of common stock (of which Concept owns 1,000 shares) and one share of voting preferred stock, which is owned by The First National Bank of Chicago under an indenture agreement related to the financing of the Eloy Facility. Each share of stock, common and preferred, has one vote. The preferred stock does not participate in income distribution by United-Concept and has a $10 liquidation value. The by-laws of United-Concept require 100% shareholder approval of significant corporate actions, and also require an independent director. Concept is entitled to 100% of the income of UCLP, but the independent director effectively has veto power over certain actions of United-Concept.

      The Company's investment in UCLP was accounted for under the equity method from inception through July 17, 1995. Since July 17, 1995, the Company is entitled to 100% of the income and has responsibility for all the debt and for satisfying the contractual obligation of UCLP. As a result, the Company has included UCLP in the consolidated financial statements.

      Condensed financial information of UCLP as of December 31, 1994, and for the year then ended is as follows (in thousands):

           Net revenue                                                   $ 1,886
                                                                         =======
           Net income                                                       $335
                                                                         =======
           Current assets                                                 $2,560
           Noncurrent assets                                              30,131
                                                                         -------
                                                                         $32,691
                                                                         =======
           Current liabilities                                            $4,501
           Payable to Concept                                              1,288
           Noncurrent liabilities                                         25,965
           Partners' capital                                                 937
                                                                         -------
                                                                         $32,691
                                                                         =======

7.    LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                 -----------------------------------
                                                                                     1995                    1994
                                                                                 ------------           ------------
       Industrial Development Revenue Bonds, principal payments of
           $235 annually through November 1, 2005, interest at
           8.875%, payable semi-annually, collateralized by
           property and equipment with a carrying value of
           $6,766 at December 31, 1995 and by revenues from
           a contract.                                                            $2,385                  $2,620

       Senior Secured Notes, principal payments of $2,000 annually through
           1997, increasing to $3,000 in 1998 with the unpaid balance due in 2000, interest payable semi-annually at 11.08%,
           collateralized by property and equipment with a carrying
           value of $8,486 at December 31, 1995 and by revenues
           from certain contracts.                                                12,215                  15,643




                                                                                                    DECEMBER 31,

                                                                                             1995                    1994
                                                                                           --------                --------
      Secured Notes Payable, principal payments due annually in various amounts through 1997, interest payable monthly at 9.6%, collateralized by property and equipment with a carrying value of $11,171 at December 31,
         1995 and by revenues from a contract.

                                                                                             $2,981                  $4,223

      Bank Loan, principal and interest payable in monthly installments of $113 through February 1, 2000, at which time the entire principal and any unpaid accrued interest is due, interest at the bank's prime rate (8.5% at December 31, 1995), or LIBOR plus 2% (7.9% at December 31, 1995), collateralized by property and equipment with a carrying value of $31,967 at December 31, 1995 and by revenues from a contract.

                                                                                             12,580                   6,081
     Notes payable to a bank, principal and interest at 10%, payable monthly until maturity in March 2000, collateralized by property and equipment with a carrying value of $31,650 at December 31, 1995 and by revenues from a contract.

                                                                                             25,608                       -

      Line of credit payable to a bank, principal due May 1997, interest payable monthly at the bank's prime rate (8.5% at December 31, 1995), or LIBOR plus 2% (7.9% at December 31, 1995), collateralized by property and equipment with a carrying value of $43,399 at December 31, 1995.

                                                                                             14,500                       -

      Line of credit payable to a bank, principal paid in full in May 1995,
         interest paid at the bank's prime rate (9.0% in May 1995).                               -                     785

      Note payable to UCLP, principal paid in full in July
         1995, interest paid at 10%.                                                              -                     892


                                                                                          DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1995                    1994
                                                                                 -------                 -------
      Convertible Subordinated Notes, principal due at maturity in 1999 with call provisions beginning in 1997, interest payable semi-annually at
         8.5%                                                                    $7,000                 $13,700
      Convertible Subordinated Notes, principal due at
         maturity in 1998, interest payable quarterly at
         8.5%.                                                                    7,500                   7,500

      Other                                                                       1,116                   2,299
                                                                                -------                  ------
                                                                                 85,885                  53,743
      Less current portion                                                      (11,020)                 (5,759)
                                                                                -------                  ------
                                                                                $74,865                 $47,984
                                                                                =======                  ======

      At December 31, 1995, the Company's line of credit facility provides for borrowings up to $25,000,000. The facility consists of a working capital line, which includes letters of credit. Letters of credit totaling $2,775,000 have been issued to secure the Company's workers' compensation insurance policy, performance bonds and utility deposits. The unused commitment at December 31, 1995 was $7,725,000. The facility is subject to renewal on May 31, 1997.

      Restricted cash of $569,000 and $324,000 at December 31, 1995 and 1994, respectively, represents cash held in an investment trust related to the Company's liability insurance policy and deposits to sinking funds established for the funding of current year principal and interest on certain bonds.

      The Company does not maintain any significant formal or informal compensating balance arrangements with financial institutions.

      The Convertible Subordinated Notes are convertible into the Company's common stock at prices ranging from $3.39 to $7.17 per share. The Company may require conversion under certain conditions after the stock has a market value of 150% of the conversion price for a specified period. In 1995 and 1994, Convertible Subordinated Notes with a face value of $6,700,000 and $3,000,000, respectively were converted into 887,000 and 419,000, respectively, shares of common stock.

      The provisions of the credit facility, bonds, and notes contain restrictive covenants, the most restrictive of which are limits on the payment of dividends, incurrence of additional indebtedness, investments and mergers. The agreements also require that the Company maintain specific ratio requirements relating to cash flow, tangible net worth, interest coverage and earnings.

      The Company was in compliance with the covenants at December 31, 1995.

      The Company capitalized interest of $717,000, $377,000 and $226,000 in 1995, 1994 and 1993, respectively. Interest expense, net is comprised of the following for each year (in thousands):

                                                                                   1995                1994             1993
                                                                                  ------             --------         ---------

Interest expense                                                                  $ 5,534            $ 4,954           $ 5,842
Interest income                                                                    (1,582)            (1,515)           (1,418)
                                                                                  -------            -------           --------
                                                                                  $ 3,952            $ 3,439           $ 4,424


      Maturities of long-term debt for the next five years and thereafter are:
      1996 - $11,020,000; 1997 - $27,037,000; 1998 - $20,582,000; 1999 -
      $14,229,000; 2000 - $11,794,000 and thereafter - $1,197,000.

 8.   INCOME TAXES

      The Company adopted SFAS 109 effective January 1, 1993. No adjustment for the cumulative effect of the accounting change was required and the Company elected not to restate prior years.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provision for income taxes is comprised of the following components (in thousands):

                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                                    ------------------------------------------
                                                                                     1995              1994              1993
                                                                                    ------            ------            ------
      CURRENT PROVISION
             Federal                                                               $2,853             $1,319              $864
             State                                                                    315                115                90
                                                                                   ------             ------              ----
                                                                                    3,168              1,434               954
                                                                                   ------              -----              ----
       INCOME TAXES CHARGED TO  EQUITY

             Federal                                                                3,567                531                 -
             State                                                                    420                 62                 -
                                                                                    -----              -----              ----
                                                                                    3,987                593                 -
                                                                                    -----              -----              ----
      DEFERRED PROVISION

             Federal                                                                1,946                 99             (108)
             State                                                                    229                186              (14)
                                                                                   ------             ------             ----
                                                                                    2,175                285             (122)
                                                                                   ------             ------             ----
            Provision for income taxes                                             $9,330             $2,312             $832
                                                                                   ======             ======             ====


      Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                            DECEMBER 31,
                                                                   ---------------------------
                                                                     1995                 1994
                                                                   -------              -------
CURRENT DEFERRED TAX ASSETS

Asset reserves and liabilities not yet deductible
   for tax                                                          $1,473               $  855
Alternative minimum tax carryforward                                   173                  972
Net operating loss carryforwards                                         -                1,458
                                                                   --------             -------

          Net current deferred tax assets                           $1,646               $3,285
                                                                   ========             =======
NONCURRENT DEFERRED TAX ASSETS

Other                                                               $   35               $   27
                                                                    ------               ------
          Total noncurrent deferred tax assets                          35                   27
                                                                    ------               ------
NONCURRENT DEFERRED TAX LIABILITIES

Tax in excess of book depreciation and amortization                  3,565               3,467
Income items not yet taxable and other                                 634                 188
                                                                    ------              ------
          Total noncurrent deferred tax liabilities                  4,199               3,655
                                                                    ------              ------
          Net noncurrent deferred tax liabilities                   $4,164              $3,628
                                                                    ======              ======


      At December 31, 1993, a valuation allowance had been recorded equal to the remaining deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. In 1994, the valuation allowance was eliminated due to the Company's realization of the tax operating loss carryforwards. At December 31, 1995 and 1994, there is no valuation allowance.

      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income for the years ended December 31 is as follows:

                                                                    1995            1994           1993
                                                                   ------          ------         ------
 Statutory federal rate                                             34.0%           34.0%          34.0%
 State taxes, net of federal tax benefit                             4.0             4.0            4.0
 Utilization of net operating loss carryforward                      -             (15.4)         (25.1)
 Non-deductible items, primarily related to pooling
      expenses                                                       1.4             -              -
                                                                    -----          -----           ----
                                                                    39.4%           22.6%          12.9%
                                                                    ====           =====           ====



 9.   EARNINGS PER SHARE

      Primary net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Stock warrants and stock options are considered common stock equivalents. The convertible subordinated notes are not common stock equivalents. In computing fully diluted net income per common share, the convertible subordinated notes are considered dilutive using the if-converted method. In 1994 and 1993, the convertible subordinated notes were antidilutive. The following table presents information necessary to calculate fully diluted earnings per share for the years ended December 31, 1995, 1994 and 1993 (in thousands, except per share amounts):

                                           1995       1994       1993
                                          ------     ------     -------
Net income allocable to common
  stockholders                              $14,333    $ 7,714    $ 5,183
Interest expense applicable to
  convertible subordinated notes, net of
  tax                                           740          -          -
                                            -------    -------    -------
Adjusted net income                         $15,073    $ 7,714    $ 5,183
                                            =======    =======    =======

Fully diluted weighted average common
  shares outstanding                         38,679     31,220     26,422
Conversion of convertible subordinated
  notes                                       3,123          -          -
                                             ------     ------     ------
Adjusted fully diluted common shares
  outstanding                                41,802     31,220     26,422
                                            =======     ======     ======
Fully diluted earnings per share            $   .36    $   .25    $   .20
                                            =======    =======    =======


10.   STOCKHOLDERS' EQUITY

      Preferred Stock -

      The Company has authorized 1,000,000 shares of $1 par value preferred stock.

      In December 1991, the Company sold 50,000 shares of Series A preferred stock for $5,000,000. The preferred stock earned dividends at 8.5% and were paid quarterly from January 31, 1993 through June 23, 1994. Each share of the Series A preferred stock was convertible into 28 shares of common stock. In June 1994, the Series A preferred stock was converted at par value into 1,400,000 shares of common stock. At December 31, 1995, no preferred stock was issued or outstanding.

      Stock Split -

      On October 4, 1995, the Board of Directors declared a two-for-one stock split of the Company's common stock to be effective on October 31, 1995. An amount equal to the par value of the common shares outstanding as of October 31, 1995, was transferred from additional paid-in capital to the common stock account. All references to number of shares and to per share data in the consolidated financial statements have been adjusted for this stock split.

      Stock Warrants -

      The Company has issued stock warrants to certain affiliated and unaffiliated parties for providing certain financing, consulting and brokerage services to the Company and to stockholders as a dividend. Stock warrants outstanding at December 31, 1995 are as follows:

      DATE OF              NUMBER OF             EXERCISE             EXPIRATION
     ISSUANCE              WARRANTS                PRICE                 DATE
    ----------             ---------             --------             ----------
        6/22/92               73,314       $8.50/share                    9/14/97
         9/4/92            1,935,777       $8.50/share                    9/14/97
        12/2/92               43,988       $8.50/share                    9/14/97
        4/30/93               98,038       $8.50/share                    9/14/97
        6/23/94            1,100,000       $15.80/share                  12/31/98


      Each warrant entitles the warrant holder to two common shares upon exercise. The warrants are exercisable from date of issuance except for the warrants issued June 22, 1992, September 4, 1992 and December 2, 1992, which were exercisable beginning April 30, 1993.

      In 1995, 268,138 warrants were exercised at prices ranging from $7.14 to $8.50 per share. In 1995, the Company purchased 60,000 warrants at the market price of $18 per share from a warrant holder. In 1994, 185,242 warrants were exercised at prices ranging from $2.83 to $8.50 per share.

      Stock Option Plans -

      The Company has incentive and nonqualified stock option plans under which options may be granted to "key employees" as designated by the Board of Directors. The options are granted with exercise prices that equal market value on the date of grant. The options are exercisable after the later of two years from date of employment or one year after the date of grant until ten years after the date of the grant.

      The Company's Board of Directors approved a stock repurchase program for up to an aggregate of 200,000 shares of the Company's stock for the purpose of funding the employee stock options, stock ownership and stock award plans.

      Stock option transactions relating to the Company's incentive and nonqualified stock option plans are summarized below (in thousands, except per share amounts):

                                                                                 DECEMBER 31,
                                                                  ---------------------------------------------------

                                                                  1995                  1994                   1993
                                                                -------               --------               --------
Outstanding at beginning of period                                1,735                 3,191                  2,655
Granted                                                             624                    89                    673
Exercised                                                          (377)               (1,530)                  (130)
Canceled                                                            (24)                  (15)                    (7)
                                                                 ------                ------                 ------
Outstanding at end of period                                      1,958                 1,735                  3,191
                                                                 ======                ======                 ======
Available for future grant                                        1,909                   510                    558
                                                                 ======                ======                 ======
Exercisable                                                       1,340                 1,693                  2,523
                                                                 ======                ======                 =======
Option price range                                               $ 2.08                $ 1.93                 $  .10
                                                                   TO                     to                    to
                                                                 $29.25                $ 8.32                 $ 5.99


      In addition to the plans mentioned above, the Company has a nonqualified stock option plan to encourage stock ownership by selected employees of the Company. Pursuant to the plan, stock options may be granted to key employees upon authorization by the Board of Directors. The aggregate number of options that may be granted under the plan is 720,000. As of December 31, 1995, 360,000 options were outstanding at option prices ranging from $2.71 to $3.33 per share. Subsequent to December 31, 1995, 240,000 of these options were exercised.

      During 1995, the Company agreed to issue 168,512 shares of common stock to certain key employees as a deferred stock award. The award becomes fully vested ten years from the date of grant based on continuous employment with the Company. The Company is expensing the $3,670,000 of awards over the vesting period.

      In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company anticipates adopting SFAS 123 effective January 1, 1996, but currently does not plan to change the method of accounting for these plans.

      Employee Stock Ownership Plan -

      The Company has an Employee Stock Ownership Plan whereby each employee of the Company who is at least 18 years of age is eligible for membership in the plan as of January 1 of their first anniversary year in which they have completed at least 1,000 hours of service.

      Benefits, which become 40% vested after four years of service and 100% vested after five years of service, are paid on death, retirement or termination. The Board of Directors has discretion in establishing the amount of the Company contributions. The Company's contributions to the plan may be in the form of common stock, cash or other property. Contributions to the plan amounted to $1,366,000, $1,059,000 and $915,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

11.   REVENUES AND EXPENSES

      Approximately 99% of the Company's revenues for the years ended December 31, 1995, 1994 and 1993, relate to amounts earned from federal, state and local governmental management and transportation contracts.

      The Company had revenues of 23%, 17% and 22% from the federal government and 49%, 54% and 51% from state governments for the years ended December 31, 1995, 1994 and 1993, respectively. One state government had revenues of 18%, 24% and 24% for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, another state government had revenues of 11% and 10% for the years ended December 31, 1994 and 1993, respectively.

      Accounts receivable include $37,057,000 and $23,570,000 due from federal, state and local governments at December 31, 1995 and 1994, respectively. Accounts receivable and accounts payable at December 31, 1995 consisted of the following (in thousands):


                                                      ACCOUNTS
                                                     RECEIVABLE          PAYABLE
                                                     ----------          --------

   Trade                                            $32,544            $ 7,267
   Construction                                       4,513              3,490
   Other                                              2,604                  -
                                                    -------            -------
                                                    $39,661            $10,757
                                                    =======            =======


      Salaries and related benefits represented 58%, 55% and 54% of operating expenses for the years ended December 31, 1995, 1994 and 1993, respectively.

12.   INTERNATIONAL ALLIANCE

      The Company has entered into an International Alliance (the "Alliance") with Sodexho to pursue prison management business outside the United States, Australia and the United Kingdom. In conjunction with the Alliance, Sodexho purchased an equity position in the Company by acquiring several instruments. In 1994, the Company sold Sodexho 1,400,000 shares of common stock at $7.50 per share and a $7,000,000 convertible subordinated note bearing interest at 8.5%. Sodexho also received 1,100,000 warrants at $15.80 per warrant that expire December 1998. Each warrant entitles Sodexho to two common shares upon exercise. In consideration of the placement of the aforementioned securities, the Company agreed to pay Sodexho $3,960,000 over a four-year period ending in 1998. These fees include debt issuance costs and private placement equity fees. These fees have been allocated to the various instruments and are charged to debt issuance costs or equity as the respective financings are completed. Sodexho is subject to a standstill agreement that limits their ownership to 25% in the Company and has certain preemptive rights to retain its percentage ownership.

      In 1995, Sodexho purchased 545,000 shares of common stock for $15.25 per share pursuant to their contractual preemptive right. Also during 1995, the Company and Sodexho entered into a forward contract whereby Sodexho would purchase up to $20,000,000 of convertible subordinated notes at any time prior to December 1997. The notes will bear interest at LIBOR plus 1.35% and will be convertible into common shares at a conversion price of $13.65 per share.

13.   RELATED PARTY TRANSACTIONS

      The Company had a note receivable from its chief executive officer of $100,000 at December 31, 1994. Interest at the prime rate plus 1% is charged annually. The note was repaid in 1995.

      TransCor and Concept had notes payable to stockholders of $100,000 at December 31, 1994. The Companies repaid notes payable to stockholders of $100,000 and $403,000 in 1995 and 1994, respectively. Interest expense totaled approximately $3,000 and $34,000 on notes payable to stockholders in 1995 and 1994, respectively.

      The Company pays legal fees to a law firm of which one of the partners is a stockholder and a member of the Board of Directors of the Company. Legal fees, including fees related to the Company's mergers and acquisitions, paid to the law firm amounted to $675,069 and $140,025 in 1995 and 1994, respectively.

14.   COMMITMENTS AND CONTINGENCIES

      The Company leases certain office space and equipment under long-term operating leases expiring through 2001. Rental expense was approximately $5,904,000, $3,490,000 and $2,237,000 for the years ended December 31,
      1995, 1994 and 1993, respectively.

      Minimum rental commitments for noncancelable leases are as follows (in thousands):

       YEAR                                                    AMOUNT
      ------                                                  --------
       1996                                                   $2,075
       1997                                                    2,089
       1998                                                    1,833
       1999                                                      715
       2000                                                      347

      The nature of the Company's business results in claims and litigation alleging that the Company is liable for damages arising from the conduct of its employees or others. In the opinion of management, there are no pending legal proceedings that would have a material effect on the consolidated financial position or results of operations of the Company.

      The Company has an employment agreement with its chief executive officer through September 30, 1997. The agreement includes a non-compete agreement covering the same period and requires payments during the period if employment is terminated. The Company also has other employment agreements, with similar non-compete agreements and payments, with officers of the Company that terminate from December 31, 1996 to December 31, 1999.

      Each of the Company's management contracts and the statutes of certain states require the maintenance of insurance. The Company maintains various insurance policies including employee health, workers' compensation and general liability insurance. These policies are fixed premium policies with various deductible amounts that are self-funded by the Company. Reserves are provided for estimated incurred claims within the deductible amounts.

      The Company guarantees $263,000 of a performance bond for CC Australia. The Company has provided a $1,000,000 performance bond in connection with UKDS's management contract with the United Kingdom. The amount provided is proportional to the Company's ownership interest in UKDS.

      The Company also has letters of credit outstanding on its credit facility as mentioned in Note 7. In connection with the construction and development of certain facilities, the Company caused a U.S. Bank (the "Bank") to issue two letters of credit totaling $59,500,000. The letters of credit support certain industrial development bonds, the proceeds of which were used to construct such facilities. The Company guaranteed to the Bank the repayment in full of any amounts drawn on such letters of credit as a result of a default under the related bonds. In the event the Company is required to fund amounts pursuant to these guarantees then the Company will obtain ownership rights to these facilities. The Company's reimbursement obligations are secured by all of the collateral that secures the Company's line of credit facility with the Bank described in
      Note 7 and are cross-defaulted with such credit facility.

15.   EVENT SUBSEQUENT TO DECEMBER 31, 1995 (UNAUDITED)

       On February 29, 1996, the Company sold $30,000,000 of convertible notes bearing interest at 7.5%. The Company used the proceeds to repay the principal outstanding under the Company's bank loan and line of credit (balances of $12,580,000 and $14,500,000, respectively, at December 31,
   1995).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There have been no disagreements with the Company's accountants on any matter of accounting principles and practices or financial statement disclosures. Arthur Andersen LLP was selected to serve in such capacity during the fiscal year 1995 and has been selected to serve in such capacity during the fiscal year 1996.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                  The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder Action - Proposal 1. Election of Directors" and "Management - Directors and Executive Officers" included in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


ITEM 11.          EXECUTIVE COMPENSATION

                  The information required by this item will appear in the sections entitled "Executive Compensation", included in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                   PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

            (a)   The following documents are filed as part of this Report:

                  (1)  Financial Statements.
                       No financial statements have been filed with this Form 10-K other than those incorporated by reference in Item 8.

                  (2)  Financial Statement Schedules.
                       All schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or are not required.

                  (3) The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated herein by reference.


            (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

            (c)   Certain Exhibits. See Item 14(a)(3) above.

            (d)   Certain Financial Statements. See Item 14(a) (1 and 2) above.

                               INDEX OF EXHIBITS

         Exhibits marked with an * are filed herewith. Exhibits following exhibit number 10(kkkkk) are numbered beginning with 10.100. Other exhibits have previously been filed with the Commission and are incorporated herein by reference. Exhibits marked with + are management contracts filed pursuant to
Item 601(b)(10) of Regulation S-K. Effective December 31, 1995, contracts or amendments to contracts relating to a particular individual facility operated by the Company will not be included herewith as such contracts are made in the ordinary course of the Company's business and are not required by Item 601(b)(10) of Regulation S-K. Exhibits marked with a ## are compensation plans required to be filed pursuant to Item 601(b)(10) of Regulation S-K.


Exhibit
Number                       Description



3(a)             Certificate of Incorporation of the Company. (1)

3(b)             Amended and Restated By-Laws of the Company. (4)

3(c)             Certificate of Designation relating to the Series A Preferred
                 Stock. (14)

3(d)* Certificate of Amendment to the Certificate of Incorporation of the Company dated May 26, 1995.

4(a) Form of 8.5% Convertible Subordinated Note due November 7, 1999 made payable to Toronto Dominion Investments, Inc. in the aggregate principal amount of $7,000,000. (12)

4(b) Form of 8.5% Convertible Subordinated Notes in the aggregate principal amount of $4,000,000, together with a schedule identifying the respective holders, execution dates, maturity dates, principal amounts, and conversion prices thereof. (12)

4(c) Form of 11.08% Senior Secured Notes, in the aggregate principal amount of $20,000,000, due November 30, 2000 made payable to Teachers Insurance and Annuity Association of America, Massachusetts Mutual Life Insurance Company, Massmutual Corporate Investors and Massmutual Participation Investors. (13)

4(d) Form of Warrant for the purchase of common stock of the Company, expiring November 30,2000 issued to Teachers Insurance and Annuity Association of America, Massachusetts Mutual Life Insurance Company, Massmutual Corporate Investors and Massmutual Participation Investors. (13)

Exhibit
Number                       Description



4(e) Stock Purchase Agreement, dated as of December 23, 1991, relating to the shares of Series A Preferred Stock issued to General Electric Capital Corporation and related Registration Rights Agreement and Certificate of Designation. (14)

4(f) 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of June 22, 1992 in the aggregate principal amount of $2,500,000, made payable to Pacific Mutual Life Insurance Company and PM Group Life Insurance Company.
                 (16)

4(g) 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of December 2, 1992 in the aggregate principal amount of $1,500,000, made payable to Pacific Mutual Life Insurance Company and PM Group Life Insurance Company. (16)

4(h) Warrant Agreement, dated August 21, 1992, by and between the Company and First Union National Bank of North Carolina relating to the warrants described in Exhibit 4(i) (15).

4(i) Form of Warrant Certificate issued to the Company's shareholders of record on September 4, 1992. (15)

4(j) Form of Stock Purchase Warrant for the purchase of Common Stock issued to the respective holders set forth in the schedule attached thereto, together with the execution dates, exercise prices and number of underlying shares. (16)

4(k) Stock Purchase Warrants for the purchase of Common Stock of the Company issued to the respective holders set forth in the schedule attached thereto, together with the execution dates, exercise prices and number of underlying shares. (16)

4(l) 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of April 29, 1993 in the aggregate principal amount of $2,500,000, made payable to Pacific Mutual Life Insurance Company and PM Group Life Insurance Company.(17)

4(m) Stock Purchase Warrants for the purchase of Common Stock of the Company issued to Pacific Mutual Life Insurance Company and PM Group Life Insurance Company on April 29, 1993.(17)

Exhibit
Number                       Description


4(n) Amendment No. 1 to Warrant Agreement dated August 31, 1993 by and between the Company and First Union National Bank of North Carolina relating to the Warrants described on Exhibit
                 (i).(17)

4(o) 8.5% Convertible Subordinated Note due November 7, 1999 made payable to Sodexho S.A. in the aggregate principal amount of $7,000,000.(18)

4(p) Stock Purchase Warrant for the purchase of Common Stock of the Company issued to Sodexho, S.A. on June 23, 1994.(19)

4(q)* Warrant Repurchase Agreement, dated February 1, 1995, between First Union National Bank of Tennessee and the Company.

4(r)* Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of June 22, 1992 in the aggregate principal amount of $2,500,000, made payable to Cudd & Co. and Atwell & Co. (Original Exhibit No. 4(f)).

4(s)* Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of December 2, 1992 in the aggregate principal amount of $1,500,000, made payable to Cudd & Co. and Atwell & Co. (Original Exhibit No. 4(g)).

4(t)* Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of April 29, 1993 in the aggregate principal amount of $3,500,000, made payable to Cudd & Co. and Atwell & Co. (Original Exhibit No. 4(l).

4(u)* Form of 7.5% Convertible, Subordinated Note due February 28, 2002 made payable to PMI Mezzanine Fund, L.P. in the aggregate principal amount of $30,000,000.

Exhibit
Number                       Description



10(c) ## Corrections Corporation of America Stock Option Plan dated January 23, 1985, as amended by First Amendment to Corrections Corporation of America Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-Qualified Stock
                 Option   Agreement. (1)

10(d) ## Non-Qualified Stock Option Plan of the Company, dated January 16, 1986, and related form of Non-Qualified Stock Option Agreement. (1)

10(e) ##         Corrections Corporation of America 1988 Flexible Stock Option
                 Plan. (7)

10(f) Loan Agreement, dated July 1, 1985, between the Company and the Industrial Development Board of the City of Memphis and County of Shelby, Tennessee, relating to $6,000,000 Industrial Revenue Bonds, Series A (Corrections Corporation of America Project) 1985, related Trust Indenture and related Guaranty, dated July 1, 1985, between the Company and Commerce Union Bank. (1)

10(k) Consulting Agreement, dated January 5, 1984, between the Company and Massey Burch Investment Group, Inc., as amended.
                 (1)

10(l)+ Bay County Detention Facilities Contract between the Company and Bay County, Florida, dated September 3, 1985, together with letter of compliance, dated July 23, 1986. (1)

10(m)+ Contract between the Company and The County of Shelby, Tennessee (Tall Trees), dated January 25, 1984 as amended April 15, 1985, and related Lease Agreement dated January 25, 1984. (1)

10(n)+ Contract between the Company and The County of Shelby, Tennessee and related Lease Agreement, each dated April 15, 1985. (1)

10(o)+ Hamilton County, Tennessee Corrections Facilities Agreement by and among the Company, Hamilton County, Tennessee, and Dalton Roberts, County Executive, dated September 20, 1984. (1)

10(q)+ Contract between the Company and the United States of America dated October 5, 1984, as amended, relating to Laredo, Texas facility. (1)

Exhibit
Number                       Description



10(r)+ Contract between the Company and the United States of America, dated October 6, 1983, relating to the Houston, Texas facility. (1)

10(s)+ Management and Services Contract and Lease, dated August 6, 1986, between the Company and Santa Fe County, New Mexico. (1)

10(t) First Amendment to Loan Agreement, dated July 1, 1985 between the Company and the Industrial Development Board of the City of Memphis and County of Shelby, Tennessee. (2)

10(u) Contract between the Company and Education Corporation of America, dated May 26, 1986. (2)

10(v) Memorandum of Understanding regarding privatization of France's penitentiary system. (2)

10(y) First Amendment to Consulting Agreement between the Company and Massey Burch Investment Group, Inc. (3)

10(z) Loan Agreement, dated November 1, 1986, between the Company and Bay County, Florida relating to $4,500,000 Bay County, Florida Industrial Development Correctional Facilities Revenue Bonds, Series A (Corrections Corporation of America Project) and related Indenture of Trust. (5)

10(aa) ##        Second Amendment to Corrections Corporation of America Stock
                 Option Plan of Company, dated March 27, 1987, together with form of Incentive Stock Option Agreement. (6)

10(bb)+ Contract for Pre-Parole Transfer Program Services, dated July 3, 1987, by and between the Company and the Texas Board of Pardons and Paroles, as extended for an additional period of one year, on October 20, 1987. (9)

10(ee) Joint Venture Agreement, dated August 27, 1986, by and among the Company, Jean-Louis Vullierme and Pierre
                 Dejardin-Verkinder. (9)

Exhibit
Number                       Description



10(ff) Shareholders' Agreement (the "COGESIP Agreement"), dated November 7, 1986, by and between the Company, Spie Batignolles, S.A. ("Spie") and Banque Worms, relating to the formation of Compagnie de Gestion de Systemes d'Interet Public, S.A. ("COGESIP"). (9)

10(gg) Agreement, dated December 18, 1986 by and among the Company, Spie, Banque Worms and Lyonnaise des Eaux, S.A. ("Lyonnaise"), relating to the admission of Lyonnaise as a participant in COGESIP. (9)

10(hh) Letter Agreement, dated December 18, 1986, by and among the Company, Spie, Banque Worms and Lyonnaise, evidencing the agreement of Lyonnaise to be joined as a party to the COGESIP Agreement. (9)

10(ii) Memorandum of Understanding, dated August 27, 1987, by and among the Company, Jean-Louis vullierme and Pierre Dejardin-Verkinder. (9)

10(jj) Agreement, dated August 31, 1987, by and among the Company, Spie, Lyonnaise and Banque Worms. (9)

10(kk) Memorandum, dated January 19, 1988, by and among the Company, CCA International, Inc., Sir Robert McAlpine & Sons Limited and John Mowlem & Company PLC. (9)

10(ll) Agreement, dated February 22, 1988, by and among the Company, Jean-Louis Vullierme and Pierre Dejardin-verkinder. (9)

10(mm) Agreement, dated February 22, 1988, by and between CCA International, Inc. and Initiative Industriali S.P.A. (9)

10(nn)+ Management and Services Contract for Detention Facilities, dated effective as of March 1, 1988, by and between the Company and Hernando County, Florida. (9)

10(qq) ##        Third Amendment to Corrections Corporation of America Stock
                 Option Plan dated March 18, 1988. (8)

Exhibit
Number                       Description



10(rr) Employment Agreement, dated July 8, 1988, by and between the Company and Mr. Hutto. (11)

10(ss)+ Continuation of Contract by and between the Company and the United States of America, dated October 1, 1988, relating to the Houston, Texas facility. (11)

10(uu)+ Operation and Management Services Agreement for Liberty County and Johnson County Pre-Release Centers by and between the Texas Department of Corrections and the Company, dated April 28, 1988. (11)

10(vv)+ Management Services Agreement by and between the New Mexico Corrections Department and the Company, dated July 1, 1988, relating to the Grants, New Mexico facility. (11)

10(ww)+ Professional Management Agreement by and between Reeves County, Texas and the Company, dated August 29, 1988, relating to the Reeves County, Texas facility. (11)

10(xx) U.S. Government Lease for Real Property by and between the United States of America and the Company, dated April 10, 1984, relating to the Houston facility. (11)

10(yy)+ Contract for Inmate Confinement between the City of Santa Fe and the Company, dated July 1, 1988, relating to the Santa Fe facility. (11)

10(zz) ##        Corrections Corporation of America 1989 Stock Bonus Plan. (12)

10(bbb) Shareholders, Agreement, dated September 27, 1989, by and among the Company, John Holland Holdings Limited, and Wormald Security Australia Pty. Ltd., relating to the formation of Corrections Corporation of Australia, Pty. Ltd. (12)

10(ccc) Memorandum Varying Agreement, dated September 27, 1989, relating to the amendment of the Shareholders' Agreement, dated September 27, 1989, by and among the Company, John Holland Holdings Limited, and Wormald Security Australia Pty. Ltd. (12)

Exhibit
Number                       Description



10(ddd)+ Contract, dated October 10, 1989, by and between Corrections Corporation of Australia Pty. Ltd. and the Queensland Corrective Services Commission, relating to the operation and management of the Borallon Correctional Centre. (12)

10(eee) Letter of Guaranty, dated October 27, 1989, between the Company and National Australia Bank Limited, relating to the guaranty by the Company of certain advances made by National Australia Bank Limited to Corrections Corporation to Australia, Pty. Ltd. (12)

10(fff) Assignment and Assumption Agreement, dated March 2, 1990, by and between the Company and Esmor, Inc.'s relating to the assignment of Esmor, Inc.'s leasehold interest in real
                 property located in San Diego County, California   and the
                 assignment of Esmor Inc.'s contract with the Immigration and Naturalization Service for the construction and operation of an INS Detention Facility. (12)

10(ggg)+ Management Services Contract, dated February 1, 1990, by and between the Company and the State of Louisiana, Department of Public Safety and Corrections, relating to the Winn Parish, Louisiana facility. (12)

10(hhh)+ Letter Agreement, dated December 27, 1989, From the Company to the Immigration and Naturalization Service, relating to the continuation of services at the Laredo, Texas facility. (12)

10(iii)+ Letter Agreement, dated December 27, 1989, between the Company and the Immigration and Naturalization Service, relating to the continuation of services at the Houston, Texas facility.
                 (12)

10(jjj)+ Management and Services Contract and Lease, dated August 6, 1989, by and between the Company and the Board of Commissioners of Santa Fe County, relating to the management of the Santa Fe, New Mexico facility. (12)

10(mmm) ##       First Amendment to Corrections Corporation of America 1988
                 Flexible Stock Option Plan, dated June 8, 1989. (12)

10(nnn) ##       First Amendment to the Corrections Corporation of America
                 Non-Qualified Stock Option Plan, dated June 8, 1989. (12)

Exhibit
Number                       Description



10(ooo) Amendment, dated September 16, 1989, to Employment Agreement, dated July 8, 1988, between the Company and Mr. Hutto. (12)

10(ppp)+ Agreement, dated October 26, 1990, between the Texas Department of Criminal Justice Pardons and Paroles Division, relating to the Houston Texas facility. (13)

10(qqq)+ Management Services Contract, dated July 30, 1990, between The City of Mason and the Company, relating to the management of the facility in The City of Mason, Tipton County, Tennessee, and all amendments and documents related thereto, including that certain Assignment dated December 12, 1990 by the City of Mason of its rights under the Contract between the City of Mason and the U.S. Marshals Service. (13)

10(rrr)+ Design, Construction and Management Services Contract, dated October 10, 1990, between The Metropolitan Government of Nashville and Davidson County and the Company, relating to the Deberry, Davidson County, facility. (13)

10(sss) Management Services Contract, dated November 9, 1990, between The County of Torrance and the Company, relating to the management of the Torrance County, New Mexico facility. (13)

10(ttt) Loan Agreement, dated June 21, 1990, by and between the Company and Dominion Bank of Middle Tennessee, relating to a loan in the aggregate principal amount of up to $7,000,000; Promissory Note; Security Agreement; and Deed of Trust and Security Agreement, as amended by First Amendment to Loan Agreement dated March 7, 1991. (13)

Exhibit
Number                       Description



10(uuu) Note Purchase Agreement, dated as of December 6, 1990, by and among the Teachers Insurance and Annuity Association of America, Massachusetts Mutual Life Insurance Company, Massmutual Corporate Investors, Massmutual Participation Investors, and the Company, relating to the issuance of notes in the aggregate principal amount of $20,000,000; Security Agreement; Trust Agreement; Collection Account Agreement; and Deed of Trust, as amended by First Amendment to Note Purchase Agreement dated March 21, 1991. (13)

10(vvv)+         Award/Contract, dated July 1, 1990 by and between the U.S.
                 Marshals Service and CDC/CCA, a joint venture, relating to services at a proposed facility at Leavenworth, Kansas, and related assignment and novation agreements. (13)

10(www) Agreement of Purchase and Sale of Assets, dated May 28, 1991, by and among P.B.I. Schools, Inc., Pontiac Business Institute-Oxford, Inc., Howard Weaver and Technical and Business Institute of America, Inc., a wholly-owned subsidiary
                 of the Company, and   related Bill of Sale, Assignment of
                 Accounts Receivable and Promissory Note. (14)

10(yyy)+ Pardons and Paroles Division Pre-Parole Transfer Facility Management and Operations Agreement, dated August 20, 1991, by and between the Company and the Texas Department of Criminal Justice, Pardons and Parole Division, relating to the Houston, Texas facility. (14)

10(zzz) Agreement dated January 10, 1991 by and between the Company and Correctional Development Corporation ("CDC"), Assignment and Assumption, Termination of Joint Venture, Indemnification and Hold Harmless, and Waiver Agreement, dated as of February 20, 1991 between the Company and CDC, and related Novation Agreement, dated as of February 20, 1991, by and among the Company, CCA/CDC Joint Venture and the United States.(17)

10(aaaa)+        Operation and Management Services Agreement, Liberty County
                 and Johnson County Pre-Release Centers, by and between Texas
                 Department of Criminal Justice Institutional Division and the
                 Company, dated September 1, 1991. (14)

Exhibit
Number                       Description



10(bbbb) Standard Transfer Form, dated September 8, 1991, between the Company and Houghton Holdings Limited (formerly John Holland Holdings Limited) relating to the purchase by the Company of 7,500 shares in Corrections Corporation of Australia Pty. Ltd. and related Amended and Restated Letter of Guaranty. (14)

10(cccc)+                 Contract, dated September 18, 1991, by and between
                          The Immigration and Naturalization Service and the
                          Company relating to the Houston, Texas facility. (14)

10(dddd)+                 Contract, dated December 20, 1991, by and between The
                          Immigration and Naturalization Service and the Company relating to the Laredo, Texas facility. (14)

10(eeee)+                 Contract, dated January 24, 1992, by and between the
                          State of Tennessee Department of Correction and the Company relating to the Wayne County facility, and related addendums. (14)

10(ffff)+                 Addendum to Management Services Contract for
                          Detention Facilities between Hernando County, Florida and the Company, dated January 28, 1992. (14)

10(gggg)+                 Modification, dated February 21, 1992, to the Design,
                          Construction and Management Services Contract between
                          the Company and The Metropolitan Government of
                          Nashville and Davidson County.  (14)

10(hhhh) Amendment dated March 26, 1992 to the Note Purchase Agreement described in Exhibit 10(uuu). (14)

10(iiii) ##               Corrections Corporation of America Amended and
                          Restated Employee Stock Ownership Plan.(14)

10(jjjj) Loan Agreement, dated March 17, 1992, by and between the Company and Canada Life Assurance Company, relating to a loan in the aggregate principal amount of $6,500,000; Promissory Note; First Mortgage and Security Agreement, and Assignment of Lease, Rents, Management and Securities Agreement. (16)

10(kkkk) Amended and Restated Loan Agreement, dated as of December 22, 1992 by and between the Company and First Union National Bank of

Exhibit
Number                       Description



                          Tennessee, relating to a loan in the aggregate principal amount of $5,000,000; Third Amended and Restated Working Capital Note; First Amendment to Line of Credit Property Deed of Trust, Security Agreement and Financing Statement. (16)

10(llll) Third Amendment to Loan Agreement, dated February 26, 1992, by and between the Company and Dominion Bank of Middle Tennessee. (16)

10(mmmm) Fourth Amendment to Loan Agreement, dated June 5, 1992, by and between the Company and Dominion Bank of Middle Tennessee. (16)

10(nnnn) Employment Agreement, dated as of September 28, 1992, between the Company and Doctor R. Crants. (16)

10(oooo) Amended and Restated Promissory Note, dated November 6, 1992, executed by Doctor R. Crants, to the order of the Corporation in the aggregate principal amount of $300,000. (16)

10(pppp) Amendment dated June 26, 1992 to Note Purchase Agreement described in Exhibit 10(uuu). (16)

10(qqqq)+                 Addendum to the Management and Services Contract for
                          Detention Facilities between the Company and Hernando
                          County, Florida, dated January 28, 1992. (16)

10(rrrr) Notice of Termination, dated June 18, 1992, from the Company relating to the termination of the contract between the State of Tennessee Department of Youth Development and the Company for the management of the Mountain View Youth Development Center, effective December 31, 1992. (16)

10(ssss)+                 Amendment No. 4 to the Management and Services
                          Contract and Lease between the Company and Santa Fe
                          Board of County Commissioners, dated August 6, 1992.
                          (16)

10(tttt)+                 Heads of Agreement, dated November 27, 1992, between
                          the Secretary of State for the Home Department of 50
                          Queen Anne's Gate London SW1H 9AT and UK Detention
                          Services Limited relating to the Blakenhurst facility. (16)

Exhibit
Number                       Description




10(uuuu)+                 Contract Amendment No. 2 to the Management Service
                          Contract, dated December 14, 1992 between the Company and the State of Louisiana, Department of Public
                          Safety and Corrections relating to the Winn Parish facility. (16)

10(vvvv)+                 Management and Operations Agreement, dated December
                          22, 1992 between the Company and Texas Department of
                          Criminal Justice, Pardons and Paroles Division relating to the Houston, Texas facility. (16)

10(wwww)+                 Renewal Option Exercise, dated February 11, 1993 of
                          the Immigration and Naturalization Service, relating to the continuation of services at the Laredo, Texas facility. (16)

10(xxxx)+                 Renewal Option Exercise, dated February 11, 1993 of
                          the Immigration and Naturalization Service, relating to the continuation of services at the Houston, Texas facility. (16)

10(yyyy) ##               Corrections Corporation of America Non-Employee
                          Director Stock Option Plan.(17)

10(zzzz) ##               Employment Agreement, dated as of April 1, 1994, by
                          and between the Company and T. Don Hutto.(17)

10(aaaaa)                 Stock Repurchase Agreement, dated April 1, 1993 by
                          and between the Company and Doctor R.  Crants.(17)

10(bbbbb)                 First Amendment to Amended and Restated Loan
                          Agreement, dated April 30, 1993, by and between the Company and First Union National Bank of Tennessee;
                          Overadvance Credit and Term Note; Real Property Deed of Trust, Security Agreement and Financing
                          Statement.(17)

Exhibit
Number                       Description


10(ccccc)                 Notice of Redemption, Special Warranty Deed, Bill of
                          Sale and Assignment, Lease Termination Agreement and related releases, in connection with the defeasance of the $12,000,000 Correctional Facilities Industrial
                          Revenue Bonds, Series 1989 (Corrections Corporation of America Project).(17)

10(ddddd)                 Amendment No. 1 to the Management Services Contract
                          between the Company and the State of Louisiana, Department of Public Safety and Corrections, dated
                          December 14, 1992.(17)

10(eeeee)+                Letter dated December 16, 1992 relating to the
                          renewal of the Management Services Contract between the Company and the State of Louisiana, Department of Public Safety and Corrections.(17)

10(fffff)+                Operation and Management Services Agreement dated
                          September 1, 1993 by and between the Company and the Texas Department of Criminal Justice relating to the Liberty County and Johnson County Pre-Release
                          Centers.(17)

10(ggggg)+                Extension of Management and Operations Agreement,
                          dated September 1, 1993, by and between the Company and the Texas Department of Criminal Justice relating to the Houston, Texas facility.(17)

10(hhhhh)+                Inmate Housing Agreement, dated September 9, 1993 by
                          and between the Company and the Texas Department of Criminal Justice, Institutional Division, relating to the Laredo, Texas facility.(17)

10(iiiii)+                Management and Operations Agreement dated September
                          1, 1993 by and between the Company and the Texas
                          Department of Criminal Justice, Institutional
                          Division, relating to the Houston, Texas facility.(17)

10(jjjjj)+                Exercise of Contract Option, dated December 21, 1993
                          by the Immigration and Naturalization Service relating to the Laredo, Texas facility.(17)

Exhibit
Number                       Description



10(kkkkk)        Construction Loan and Security Agreement, dated February 28,
                 1994 by and between the Company and First Union National Bank of Tennessee; Construction Loan Note; and Deed of Trust,
                 Security Agreement and Fixture Filing.(17)

10.100+ Amendment of Solicitation/Modification of Contract dated March 23, 1994 between the Company and the U.S. Department of Justice, relating to the Laredo, Texas facility.(24)

10.101+ Management Services Agreement, dated as of March 30, 1994 between the Company and the Administration of Corrections of the Commonwealth of Puerto Rico, Puerto Rico Public Buildings Authority, relating to the Guayama, Puerto Rico facility. (24)

10.102 ##        First Amendment to Corrections Corporation of America 1991
                 Flexible Stock Option Plan dated March 11, 1994.(24)

10.103+ Intergovernmental Service Agreement effective as of April 1, 1994 between the Company and the United States Marshals Service, relating to the Pinal County facility.(24)

10.104+ Agreement for Inmate Confinement dated April 14, 1994 between the Company and New Mexico Corrections Department relating to the Torrance County facility.(24)

10.105+ Emergency Contract for Inmate Confinement dated April 14, 1994 between the Company and New Mexico Corrections Department relating to the Torrance County facility.(24)

10.106+ Agreement dated May 2, 1994 between the State of North Carolina Department of Correction and the City of Mason, Tennessee relating to the Mason County facility.(24)

10.107+ Amendment of Solicitation/Modification of Contract dated May 31, 1994 between the Company and the U.S. Department of Justice, relating to the Laredo, Texas facility.(24)

10.108+ Contract dated May 31, 1994 between the Company and The Department of Services for Children, Youth and Their Families relating to the Shelby Training Center.(24)

Exhibit
Number                       Description



10.109 ##        Amendments to the Amended and Restated Corrections Corporation
                 of America Employee Savings and Stock Ownership Plan dated
                 June 3, 1994.(24)

10.110+ Modification of Intergovernmental Agreement dated June 1, 1994 between the Company and the U.S. Marshals Service relating to the Santa Fe Juvenile Detention Center.(24)

10.111+ Contract for Inmate Confinement dated June 1, 1994 between the Company and Nambe Pueblo, New Mexico relating to the Santa Fe facility.(24)

10.112 International Joint Venture Agreement, dated June 23, 1994, between the Company and Sodexho, S.A.(20)

10.113 Securities Purchase Agreement, dated June 23, 1994, between the Company and Sodexho, S.A., including form of 8.5% Note, form of Warrant, and form of 8.75% Notes.(21)

10.114 Stockholders Agreement, dated June 23, 1994, between the Company and Sodexho, S.A.(22)

10.115+ Amendment of Solicitation/Modification of Contract, dated June 29, 1994 between the Company and the United States Marshals Service.(24)

10.116+ Contract for Inmate Confinement dated July 1, 1994 between the Company and the City of Santa Fe, New Mexico.(24)

10.117+ Contract for Inmate Confinement dated July 13, 1994 between the Company and Eddie County, New Mexico, relating to the Torrance County facility.(24)

Exhibit
Number                       Description



10.118+ Management Services Agreement, dated as of August 2, 1994 between the Company and the Administration of Corrections of the Commonwealth of Puerto Rico, Puerto Rico Public Buildings Authority, relating to the Ponce, Puerto Rico facility.(24)

10.119+ Amendment of Solicitation/Modification of Contract, dated August 3, 1994 with the Department Justice Federal Bureau of Prisons.(24)

10.120+ Contract for Inmate Confinement effective September 1, 1994 between the Company and Torrance County, New Mexico.(24)

10.121+ Contract for Inmate Confinement dated September 1, 1994 between the Company and Pojoaque Tribal Police, relating to the Santa Fe Detention Center.(24)

10.122+ Inmate Housing Payment Agreement dated September 1, 1994 between the Company and the Texas Department of Criminal Justice Institutional Division relating to the Houston, Texas facility.(24)

10.123+ Intergovernmental Cooperative Agreement, dated September 14, 1994 between the Company and the United States Marshals Service, relating to the Pinal County facility.(24)

10.124+ Modification of Intergovernmental Agreement, dated October 1, 1994 between the Company and the United States Marshals Service, relating to the Pinal County facility.(24)

10.125+ Amendment of Solicitation/Modification of Contract, dated October 1, 1994 between the Company and the United States Marshals Service relating to the Leavenworth facility.(24)

10.126+ Memorandum of Understanding dated October 13, 1994 between the Company and New Mexico Corrections Department and Torrance County, New Mexico, relating to the Torrance County facility.(24)

10.127+ Provider Agreement dated October 14, 1994 between the Company and the Department of Youth Development relating to the Tall Trees facility.(24)

Exhibit
Number                       Description


10.128+ Modification of Contract dated October 20, 1994 between the Company and the Department of Justice, Immigration and Naturalization Service, relating to the Houston, Texas facility.(24)

10.129+ Agreement, dated as of November 30, 1994 between the Company and the State of Alaska doing business in Florence, Arizona relating to the Pinal County facility.(24)

10.130+ Amendment of Solicitation/Modification of Contract, dated December 17, 1994 of the Department of Justice/Bureau of Prisons.(24)

10.131+ Modification of Contract dated December 20, 1994 between the Company and the Department of Justice, Immigration and Naturalization Service, relating to the Laredo, Texas facility.(24)

10.132 Share Exchange Agreement by and among the Company, TransCor America, Inc. and the Shareholders of TransCor America, Inc., dated December 30, 1994.(23)

10.133+ Operation and Management Services Contract between the Company and The State of Florida, Correctional Privatization Commission, relating to the Bay County, Florida facility.(24)

10.134+ Management and Services Contract for Detention Facilities between the Company and Hernando County, Florida.(24)

10.135+ First Amendment to the Design, Construction and Management Services Contract between the Company and The Metropolitan Government of Nashville and Davidson County.(24)

10.136+ Contract for Juvenile Confinement effective January 1, 1995 between the Company and Tipton County, Tennessee.(24)

10.137+ Amendment One to the Operation and Management Services Agreement Dallas County Mode II State Jail Felony Facility dated February 15, 1995 between the Company and Dallas County Community Supervision and Corrections Department.(24)

10.138 ##       Amended and Restated Corrections Corporation of America 1989
                 Stock Bonus Plan dated February 20, 1995.(24)

Exhibit
Number                       Description



10.139 Corrections Corporation of America 1995 Employee Stock Incentive Plan effective as of March 20, 1995.(26)

10.140* Stock Purchase Agreement, dated March 31, 1995, between the Company and Chubb Security Holdings Australia Limited A.C.N. 003 590 921.

10.141 Share Exchange Agreement, dated as of April 25, 1995, among the Company, Concept Incorporated, and the Stockholders of Concept Incorporated.(25)

10.142* Note Purchase Agreement dated as of June 22, 1992, among Pacific Mutual Life Insurance Company, PM Group Life Insurance Company and the Company as amended by Amendment No. 1 to the Note Purchase Agreement, dated as of August 25, 1992, Amendment No. 2 to the Note Purchase Agreement, dated as of October 29, 1992, Amendment No. 3 to Note Purchase Agreement, dated as of April 29, 1993 and Amendment No. 4 to the Note Purchase Agreement, dated as of April 25, 1995.

10.143* Stock Purchase Agreement, dated as of June 9, 1995, between Sodexho S.A. and the Company concerning sale of shares of Corrections Corporation of Australia Pty. Ltd. A.C.N. 010 921 641.

10.144* Stock Purchase Agreement, dated as of June 29, 1995, between Sodexho S.A. and the Company.

10.145* Amendment No. 1 to Securities Purchase Agreement, dated as of July 11, 1995, between Sodexho S.A. and the Company.

10.146* Amended and Restated Loan Agreement, dated as of July 13, 1995, between First Union National Bank of Tennessee and the Company as amended by First Amendment to Amended and Restated Loan Agreement dated as of September 28, 1995.

10.147* Letter of Credit, dated July 13, 1995, issued by First Union Bank of North Carolina to the Company.

10.148* Purchase Agreement, dated July 17, 1995, between Concept Incorporated and Landmark Organization Southwest, Inc.

Exhibit
Number                       Description


10.149* Purchase Agreement, dated July 17, 1995, between Concept Incorporated and U.C. Eloy, Inc.

10.150 Agreement and Plan of Merger, dated as of August 18, 1995, among the Company, CMA Acquisition, Inc., CSG Acquisition, Inc., Correction Management Affiliates, Inc., Correctional Services Group, Inc., the shareholders of Correction Management Affiliates, Inc. and the shareholders of Correctional Services Group, Inc.(27)

10.151* Shareholders' Agreement, dated as of October 17, 1995, among Corrections Corporation of Australia Pty. Ltd., the Company, and Sodexho S.A.

10.152* First Amendment to Stock Purchase Agreement, dated October 17, 1995, between Sodexho S.A. and the Company.

10.153* First Amendment to Amended and Restated Corrections Corporation of America 1989 Stock Bonus Plan, dated November 3, 1995.

10.154* Letter of Credit, dated as of December 15, 1995, issued by First Union Bank of North Carolina to the Company.

10.155* Note Purchase Agreement, dated as of February 29, 1996, between the Company and PMI Mezzanine Fund, L.P.

21.              The Company has the following six wholly-owned subsidiaries:
                 CCA International, Inc., Technical and Business Institute of America, inc., TransCor America, Inc., Concept Incorporated, Correction Management Affiliates, Inc. and Correctional Services Group, Inc.

23.*             Consent of Experts.

24.              Power of Attorney.

------------------------

(1) Incorporated herein by reference to exhibit of same number to Company's Registration Statement on Form S-1, filed August 15, 1986 (Reg. No. 33-8052).

(2) Incorporated herein by reference to exhibit of same number to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 19, 1986 (Reg. No. 33-8052).

(3) Incorporated herein by reference to exhibit of same number to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed October 1, 1986 (Reg. No. 33-8052).

(4) Incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8, filed March 16, 1987 (Reg. No. 33-12503).

(5) Incorporated herein by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1986 (File No. 0-15719).

(6) Incorporated herein by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1986 (File No. 0-15719).

(7) Incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement relating to the 1988 Annual Meeting of Stockholders (File No. 0-15719).

(8) Incorporated herein by reference to Exhibit B to the Company's definitive Proxy Statement relating to the 1988 Annual Meeting of Stockholders (File No. 0-15719).

(9) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1987 (File No. 0-15719).

(10) Incorporated herein by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1987 (File No. 0-15719).

(11) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1988 (File No. 0-15719).

(12) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1989 (File No. 0-15719).

(13) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1990 (File No. 0-15719).

(14) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1991 (File No. 0-15719).

(15) Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, filed August 21, 1992 (File No. 0-15719).

(16) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1992 (File No. 0-15719).

(17) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1993 (File No. 0-15719).

(18) Incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed June 30, 1994 (File No. 0-15719).

(19) Incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed June 30, 1994 (File No. 0-15719).

(20) Incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-K filed June 30, 1994 (File No. 0-15719).

(21) Incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed June 30, 1994 (File No. 0-15719).

(22) Incorporated herein by reference to Exhibit 3 to the Company's Report on Form 8-K filed June 30, 1994 (File No. 0-15719).

(23) Incorporated herein by reference to Exhibit 3 to the Company's Report on Form 8-K filed January 12, 1995 (File No. 1-13560).

(24) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1994 (File No. 1-13560).

(25) Incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed May 10, 1995 (File No. 1-13560).

(26) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed July 20, 1995 (Reg. No. 33-61173).

(27) Incorporated herein by reference to Exhibit 1 the Company's Report on Form 8-K filed August 31, 1995 (File No. 1-13560).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORRECTIONS CORPORATION OF AMERICA

Date: March 25, 1996            By: /s/ Doctor R. Crants
                                    ------------------------------
                                    Doctor R. Crants, Chairman of the Board and
                                    Chief Executive Officer

                               POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints DOCTOR R. CRANTS and DARRELL K. MASSENGALE, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Corrections Corporation of America for the fiscal year ended December 31, 1995, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dated indicated.

Date: March 25, 1996                /s/ Doctor R. Crants
                                    --------------------------------------------
                                    Doctor R. Crants, Chairman of the Board,
                                    Chief Executive Officer and Director
                                    (principal executive officer)

Date: March 25, 1996                /s/ Darrell K. Massengale
                                    --------------------------------------------
                                    Darrell K. Massengale, Vice President,
                                    Finance; Chief Financial Officer;
                                    Secretary and Treasurer (principal financial
                                    and accounting officer)

Date: March 25, 1996                    /s/ Thomas W. Beasley
                                        ---------------------------------------
                                        Thomas W. Beasley, Chairman Emeritus
                                        and Director

Date: March 25, 1996                    /s/ T. Don Hutto
                                        ---------------------------------------
                                        T. Don Hutto, Vice Chairman of the Board
                                        and Director

Date: March 25, 1996                    /s/ William F. Andrews
                                        ---------------------------------------
                                        William F. Andrews, Director

Date: March 25, 1996                    /s/ Richard H. Fulton
                                        ---------------------------------------
                                        Richard H. Fulton, Director

Date: March 25, 1996                    /s/ Samuel W. Bartholomew, Jr.
                                        ---------------------------------------
                                        Samuel W. Bartholomew, Jr., Director

Date: March 25, 1996                    /s/ Jean-Pierre Cuny
                                        ---------------------------------------
                                        Jean-Pierre Cuny, Director

Date: March 25, 1996                    /s/ W. Blake Brock
                                        ---------------------------------------
                                        W. Blake Brock, Controller