Form 10-Q
period 1996-03-31
CORRECTIONS CORPORATION OF AMERICA
filed 1996-05-15
CIK 739404

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996
                                     OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSACTION PERIOD FROM__________TO __________.

COMMISSION FILE NUMBER:  1-13560
                         -------

                     CORRECTIONS CORPORATION OF AMERICA
           (Exact name of Registrant as specified in its charter)


          DELAWARE                                            62-1156308
- ---------------------------------------                 ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

    102 WOODMONT BLVD., SUITE 800
      NASHVILLE, TENNESSEE                                       37205
- ----------------------------------------                ---------------------
(Address of principal executive offices)                       (Zip Code)


                               (615)  292-3100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
     -------------------------------------------------------------------
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

                                  35,060,932
     -------------------------------------------------------------------
     (Outstanding shares of the issuer's common stock as of May 1, 1996.)


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

                      CORRECTIONS CORPORATION OF AMERICA

                                    INDEX



                                                                                                              Page
PART I. FINANCIAL INFORMATION:                                                                               Number
                                                                                                             ------

  Item 1.   Financial Statements

            Consolidated Balance Sheets
            March 31, 1996 (Unaudited) and December 31, 1995                                                     3

            Consolidated Statements of Operations
            Three months ended March 31, 1996 and 1995
            (Unaudited)                                                                                          4

            Consolidated Statements of Cash Flows
            Three months ended March 31, 1996 and 1995
            (Unaudited)                                                                                        5-6

            Notes to Consolidated Financial Statements
            (Unaudited)                                                                                          7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                              7-8-9


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                                   10

  Item 2.   Changes in Securities                                                                               10

  Item 3.   Default Upon Senior Securities                                                                      10

  Item 4.   Submission of Matters to a Vote of Security Holders                                                 10

  Item 5.   Other Information                                                                                   10

  Item 6.   Exhibits and Reports on Form 8-K                                                                    10

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                 March 31,                  December 31,
                                                                                    1996                       1995
                                                                                -------------             ----------------
            ASSETS                                                               (Unaudited)
            ------
            Current assets:
               Cash, cash equivalents and restricted cash                        $     1,742              $      2,714
               Accounts receivable, net of allowances                                 47,705                    39,661
               Prepaid expenses                                                        1,507                     1,569
               Deferred tax assets                                                     1,714                     1,646
               Other                                                                   1,329                     1,020
                                                                                 -----------              ------------

                  Total current assets                                                53,997                    46,610

            Restricted investments                                                       587                       443
            Other assets                                                              21,732                    19,642
            Property and equipment, net                                              145,152                   137,019
            Investment in direct financing lease                                       9,669                     9,764
                                                                                 -----------              ------------

                                                                                 $   231,137              $    213,478
                                                                                 ===========              ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

            Current liabilities:
               Accounts payable                                                  $    13,007              $     10,757
               Accrued salaries and wages                                              3,762                     3,480
               Accrued property taxes                                                    811                     1,623
               Other accrued expenses                                                  5,240                     8,637
               Current portion of long-term debt                                       8,870                    11,020
                                                                                 -----------              ------------

                   Total current liabilities                                          31,690                    35,517

            Long-term debt, net of current portion                                    81,848                    74,865
            Deferred tax liabilities                                                   4,220                     4,164
            Other noncurrent liabilities                                               1,732                     2,228
                                                                                 -----------              ------------
                   Total liabilities                                                 119,490                   116,774
                                                                                 -----------              ------------

            Stockholders' equity:
               Common stock                                                           33,921                    32,270
               Additional paid-in capital                                             60,068                    48,830
               Retained earnings                                                      18,227                    15,641
               Treasury stock, at cost                                                  (569)                      (37)
                                                                                 ------------             -------------

                  Total stockholders' equity                                         111,647                    96,704
                                                                                 -----------              ------------
                                                                                 $   231,137              $    213,478

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (in thousands, except per share data)

                                                                                   Three months ended
                                                                                        March 31
                                                                                   ------------------
                                                                                  1996                      1995
                                                                              --------------           ----------------

Revenues                                                                        $    63,277              $    44,145

Expenses:
 Operating                                                                           47,184                   35,151
 General and administrative                                                           2,925                    2,581
 Depreciation and amortization                                                        2,277                    1,435
                                                                                -----------              ------------
                                                                                     52,386                   39,167
                                                                                -----------              ------------

Contribution from operations                                                        10,891                     4,978

Interest expense, net                                                                1,350                       892
                                                                                ----------               -----------

Income before income taxes                                                           9,541                     4,086

Provision for income taxes                                                           3,835                     1,695
                                                                                ----------               -----------

Net income                                                                     $     5,706               $     2,391
                                                                               ===========               ===========
Net income per common share:
 Primary                                                                       $       .14               $       .07
                                                                               ===========               ===========

  Fully diluted                                                                $       .14               $       .06
                                                                               ===========               ===========

 Weighted average common shares outstanding                                         40,251                    35,334
                                                                               ===========               ===========


             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                                                   Three months ended
                                                                                          March 31
                                                                            ----------------------------------
                                                                               1996                   1995
                                                                            -----------            -----------
Cash Flows from Operating Activities:
 Net income                                                                 $     5,706            $     2,391
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                                  2,277                  1,435
   Deferred and other noncash income taxes                                        6,077                    654
   Loss (gain) on disposal of assets                                                 11                    (16)
   Equity in earnings of unconsolidated entities                                   (150)                  (267)
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                                         (8,034)                (2,264)
     Prepaid expenses                                                                62                    220
     Other current assets                                                          (309)                  (296)
     Accounts payable                                                             2,250                   (670)
     Accrued expenses                                                            (3,823)                    57
                                                                            -----------            -----------

      Net cash provided by operating activities                                   4,067                  1,244
                                                                            -----------            -----------

Cash Flows from Investing Activities:
 Increase in restricted and escrow cash                                            (402)                  (118)
 Increase in other assets                                                        (2,771)                  (919)
 Additions of property and equipment                                             (9,602)                (2,011)
 Proceeds from disposals of assets                                                    6                     21
 Payments received on direct financing lease and notes
  receivable
                                                                                     91                     77
                                                                            -----------            -----------


      Net cash used in investing activities                                     (12,678)                (2,950)
                                                                            -----------            -----------

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term debt                                        30,000                  7,780
 Payments on long-term debt                                                     (15,444)                (1,639)
 Payments on line of credit, net                                                 (9,723)                    (2)
 Payments of short-term obligations refinanced by long-term
   debt                                                                               -                   (700)
 Payment of debt issuance cost                                                     (496)                  (248)
 Proceeds from exercise of stock options and warrants                             3,044                     24
 Repurchase of stock warrants                                                         -                   (630)
                                                                            -----------            -----------

      Net cash provided by financing activities                                   7,381                  4,585
                                                                            -----------            -----------

Net increase (decrease) in cash                                                  (1,230)                 2,879

 CASH AND CASH EQUIVALENTS, beginning of period                             -----------            -----------

 CASH AND CASH EQUIVALENTS, end of period                                   $       915            $     7,142
                                                                            ===========            ===========

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                                                  Three months ended
                                                                                      March 31
                                                                        ----------------------------------------
                                                                              1996                   1995
                                                                        --------------          ----------------

                                                                                                 C>
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:

   Interest                                                            $         1,986           $           620
                                                                        ==============           ===============

   Income taxes                                                        $         1,565           $           657
                                                                       ===============           ===============

Supplemental Schedule of Noncash Investing and Financing
Activities:

The Company acquired treasury stock and issued common
 stock through the exercise of stock options:
     Common stock                                                      $          911            $           (49)
     Additional paid-in capital                                                 2,885                       (310)
     Retained earnings                                                         (2,847)                         -
     Treasury stock, at cost                                                     (949)                       359
                                                                       --------------            ---------------
                                                                      $             -            $            -
                                                                      ===============            ===============

Long term debt was converted into common stock:
    Other assets                                                      $             -             $          (86)

Long-term debt                                                                      -                      6,700
                      Common Stock                                                                          (444)
                       Additional paid-in capital                                   -                     (6,170)
                                                                      ---------------            ---------------
                                                                      $             -            $             -
                                                                     ================            ===============

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of March 31, 1996, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995, have been prepared by the Company in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations and changes in cash flows at March 31, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

2.       LONG-TERM DEBT

         In February 1996, the Company sold $30,000,000 of convertible, subordinated notes. The notes bear interest at 7.5%, payable quarterly and mature in 2002. The Company used the proceeds to repay the principal outstanding under the company's bank loan and line of credit, $12,353,000 and $17,000,000, respectively.

         Subsequent to the end of the quarter the Company sold $20,000,000 of convertible, subordinated notes to Sodexho, S.A. with terms identical to the aforementioned notes. The proceeds will be used to fund construction of facility expansions.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS
         REVENUES AND OPERATING EXPENSES

         Revenues for the first quarter of 1996 increased 43% over the comparable period of 1995. Management revenues increased $18,645,000 and transportation revenues increased $487,000 in the first three months of 1996 as compared to the same period in 1995. The 44% increase in management revenues was due to a 44% increase in compensated mandays. Through a series of new facility openings and existing facility expansions during 1995, the Company was able to add approximately 6,000 beds to the domestic operations which are reflected in 1996 revenues as compared to 1995. Transportation revenues increased 23% due to an expanded customer base and compensated mileage.

         Operating expenses for the first quarter of 1996 increased 34% over the comparable quarter in 1995. This increase was due to the increased compensated mandays and compensated mileage that the Company realized in 1996 as previously mentioned.

         General and administrative expenses increased 13% for the first quarter of 1996 as compared to the comparable quarter of 1995. The increase is due to the expanded activity and staffing necessary to administer the increased beds under management. Even though increasing in amount, general and administrative expenses decreased as a percentage of revenues from 5.8% in 1995 to 4.6% in 1996.

         Depreciation and amortization for the first quarter of 1996 increased 59% as compared to the comparable quarter of 1995. The 1996 increase is due to the growth in total beds in facilities owned by the company.

         Interest expense, net, increased 51% for the first quarter of 1996 over the first quarter of 1995 primarily due to the assumption of debt related to the Eloy Detention Center in Eloy, Arizona. In July, 1995 the company acquired the remaining 50% of the investment in a partnership and assumed the assets and debts.


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

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

         Cash flow from operations for the first quarter of 1996 was $4,067,000 as compared to $1,244,000 in the comparable period in 1995. The company has strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment. Cash flow from operations has allowed the company to fund growth and to continue to retire debt on an accelerated basis.

         The company's working capital revolving credit facility with a U.S. bank matures May 31, 1997. The credit facility provides for borrowings of up to $25,000,000 for working capital and certain letters of credit. The credit facility bears interest, at the election of the company,at either the bank's prime rate or a rate which is 2% above the applicable 30, 60, or 90 day LIBOR rate. Interest is payable monthly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR-rate based loans. The credit facility is secured by certain accounts receivable and real and personal property at certain of the company's facilities. There are no prepayment penalties associated with the credit facility. The credit facility requires the company, among other things, to maintain maximum leverage ratios and a minimum debt service coverage ratio. The facility also limits certain payments and distributions. As of March 31, 1996, there was $5,000,000 borrowed against the facility. Letters of credit totaling $3,707,000 have been issued leaving the unused commitment at $16,293,000.

         In February 1996, the company issued $30,000,000 of its convertible subordinated notes to an investor. The proceeds were used to repay the outstanding principal, at the date of funding, under the company's working capital credit facility and construction loan. The notes bear interest at 7.5%, payable quarterly and require the company to maintain specific ratio requirements relating to net worth, cash flow and debt coverage. In April, 1996, as a result of its preemptive right triggered in connection with the issuance of convertible subordinated notes, Sodexho acquired $20,000,000 of convertible subordinated notes under the same terms and conditions.

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

         The company anticipates making cash investments in connection with future acquisitions and expansions. In addition, in accordance with the developing trend of private prison manages toward making strategic financial investments in facilities, the company plans to use a portion of its cash to finance start-up costs, leasehold improvements and equity investments in facilities, if appropriate in connection with undertaking new contracts. The company believes that the cash flow from operations and amounts available under its credit facility will be sufficient to meet its capital requirements for the foreseeable future. Furthermore, management believes that additional resources may be available to the company through a variety of other financing methods.

         PART II - OTHER INFORMATION
         ---------------------------



         Item 1.    Legal Proceedings
                    -----------------

                    None

         Item 2.    Changes in Securities
                    ---------------------

                    None

         Item 3.    Default Upon Senior Securities
                    ------------------------------

                    None

         Item 4.    Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

                    None

         Item 5.    Other Information
                    -----------------

                    None

         Item 6.    Exhibits and Reports on Form 8-K
                    --------------------------------

                    a)    27      Financial Data Schedule (for SEC use only)

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   CORRECTIONS CORPORATION OF AMERICA
   ----------------------------------
   Registrant




       May 13 , 1996                        /s/ Darrell K. Massengale
   -----------------------------------      -----------------------------------
   Date                                     Darrell K. Massengale
                                            Chief Financial Officer
                                            Secretary, Treasurer
                                            Principal Accounting Officer