Form 10-Q
period 1996-06-30
CORRECTIONS CORPORATION OF AMERICA
filed 1996-08-14
CIK 739404

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996
                                       OR

           [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        SECURITIES EXCHANGE ACT OT 1934
            FOR THE TRANSACTION PERIOD FROM__________TO __________.

COMMISSION FILE NUMBER:  1-13560


                       CORRECTIONS CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)


                DELAWARE                        62-1156308
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification Number)


     102 WOODMONT BLVD., SUITE 800
          NASHVILLE, TENNESSEE                    37205
(Address of principal executive offices)        (Zip Code)


                               (615)  292-3100
             (Registrant's telephone number, including area code)

                                     NONE
     (Former name, address and fiscal year if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---       ---
                                   74,552,589
(Outstanding shares of the issuer's common stock as of August 1, 1996.)

                       CORRECTIONS CORPORATION OF AMERICA

                                     INDEX



   PART I. FINANCIAL INFORMATION:                                      Number
                                                                       ------
   Item 1.        Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1996 (Unaudited) and December 31, 1995        3

                  Consolidated Statements of Operations
                  Six months ended June 30, 1996 and 1995
                  (Unaudited)                                            4

                  Consolidated Statements of Operations
                  Three months ended June 30, 1996 and 1995
                  (Unaudited)                                            5

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 1996 and 1995
                  (Unaudited)                                            6-7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                            8

   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-10


  PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings                                     11

   Item 2.        Changes in Securities                                 11

   Item 3.        Default Upon Senior Securities                        11

   Item 4.        Submission of Matters to a Vote of Security Holders   11

   Item 5.        Other Information                                     11

   Item 6.        Exhibits and Reports on Form 8-K                      11


              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         June 30,          December 31,
                                                           1996               1995
                                                        ----------        ------------
                                                        (Unaudited)
ASSETS
- ------
Current assets:
  Cash, cash equivalents and restricted cash              $124,477         $  2,714
  Accounts receivable, less allowance                       57,286           39,661
  Prepaid expenses                                           3,328            1,569
  Deferred taxes                                             1,286            1,646
  Other                                                      1,455            1,020
                                                          --------         --------
    Total current assets                                   187,832           46,610
                                                          --------         --------
Restricted investments                                         587              443
Other assets                                                23,809           19,642
Property and equipment, net                                178,223          137,019
Investment in direct financing lease                        12,982            9,764
                                                          --------         --------
                                                          $403,433         $213,478
                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                                        $ 23,038         $ 10,757
  Accrued salaries and wages                                 4,174            3,480
  Accrued property taxes                                     1,115            1,623
  Other accrued expenses                                     8,746            8,637
  Current portion of long-term debt                          9,344           11,020
                                                          --------         --------
    Total current liabilities                               46,417           35,517
                                                          --------         --------
Long-term debt, net of current portion                      94,246           74,865
Deferred taxes                                               4,332            4,164
Other long-term liabilities                                  1,732            2,228
                                                          --------         --------
    Total liabilities                                      146,727          116,774
                                                          --------         --------
Commitments and contingencies
Stockholders' equity:
  Common stock - $1 par value                               74,278           32,270
  Additional paid-in capital                               157,950           48,830
  Retained earnings                                         24,869           15,641
  Treasury stock, at cost                                    (391)              (37)
                                                          --------         --------
    Total stockholders' equity                             256,706           96,704
                                                          --------         --------
                                                          $403,433         $213,478
                                                          ========         ========

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                 Three months ended
                                                       June 30
                                                 ------------------
                                                1996               1995
                                               -------           -------
Revenues                                       $67,453           $51,251

Expenses:
  Operating                                     49,325            40,457
  General and Administrative                     3,369             3,928
  Depreciation and amortization                  2,264             1,482
                                               -------           -------
Contribution from operations                    12,495             5,384
Interest expense, net                            1,180               768
                                               -------           -------
Income before income tax                        11,315             4,616
Income taxes                                     4,308             1,860
                                               -------           -------
Net income                                     $ 7,007           $ 2,756
                                               =======           =======





Net income per share:

  Primary                                      $   .09           $   .04
                                               =======           =======
  Fully diluted                                $   .08           $   .04
                                               =======           =======
Weighted average shares outstanding:            82,001            74,884
                                               =======           =======

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                  Six months ended
                                                       June 30
                                                  ----------------
                                              1996               1995
                                             --------          -------
Revenues                                     $130,730          $95,396

Expenses:
  Operating                                    96,509           75,607
  General and administrative                    6,294            6,509
  Depreciation and amortization                 4,541            2,917
                                             --------          -------
Contribution from operations                   23,386           10,363
Interest expense, net                           2,530            1,661
                                             --------          -------
Income before income tax                       20,856            8,702
Income taxes                                    8,143            3,556
                                             --------          -------
Net income                                   $ 12,713          $ 5,146
                                             ========          =======




Net income per share:

  Primary                                    $    .16          $   .07
                                             ========          =======
  Fully diluted                              $    .15          $   .07
                                             ========          =======
Weighted average shares outstanding:           81,065           73,028
                                             ========          =======


              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                     Six months ended
                                                                          June 30
                                                                    --------------------
                                                                      1996        1995
                                                                    --------     -------
Cash Flows from Operating Activities:
  Net income                                                        $ 12,713     $ 5,146
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                    4,541       2,917
      Deferred and other noncash income taxes                          7,041       2,490
      Loss on disposal of assets                                          29          19
      Equity in earnings of unconsolidated entities                     (530)       (227)
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                          (17,473)    (12,032)
        Prepaid expenses                                              (1,759)       (820)
        Other current assets                                            (435)       (379)
        Accounts payable                                              12,281       3,640
        Accrued expenses                                                 399         252
                                                                   ---------   ---------
          Net cash provided by operating activities                   16,807       1,006
                                                                   ---------   ---------
Cash Flows from Investing Activities:
  (Increase) decrease in restricted and escrow cash                     (407)        164
  Increase in other assets                                            (5,145)     (4,379)
  Additions of property and equipment                                (44,302)     (6,768)
  Proceeds from disposals of assets                                       22          21
  Increase in Direct Financing Lease                                  (3,590)          0
  Payments received on direct financing lease and notes
  receivable                                                             234         163
                                                                   ---------   ---------
          Net cash used in investing activities                      (53,188)    (10,809)
                                                                   ---------   ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt                            50,000       7,604
  Payments on long-term debt                                         (17,831)     (3,439)
  Payments on line of credit, net                                    (14,464)      1,214
  Payments of short-term obligations refinanced by long-term
    debt                                                                   0        (700)
  Payment of debt issuance cost                                         (496)       (495)
  Issuance of common stock                                           132,750       8,341
  Payments of stock issuance costs                                    (6,939)          0
  Proceeds from exercise of stock options and warrants                 8,861         315
  Repurchase of stock warrants                                             0        (630)
                                                                   ---------   ---------
          Net cash provided by financing activities                  157,881      12,210
                                                                   ---------   ---------

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                          Six months ended
                                                                              June 30
                                                                          ----------------
                                                                        1996               1995
                                                                      --------           -------
Net increase in cash                                                   121,500             2,407

CASH AND CASH EQUIVALENTS, beginning of period                           2,145             4,265
                                                                      --------           -------
CASH AND CASH EQUIVALENTS, end of period                              $123,645           $ 6,672
                                                                      ========           =======


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

    Interest                                                          $  2,431           $ 2,048
                                                                      ========           =======
    Income taxes                                                      $  1,877           $ 1,690
                                                                      ========           =======


Supplemental Schedule of Noncash Investing and Financing
  Activities:


    The Company acquired treasury stock and issued common stock through the exercise of stock options:

      Common stock                                                    $    717           $   205
      Additional paid-in capital                                         1,673             1,183
      Retained earnings                                                 (3,042)                0
      Treasury stock, at cost                                              652            (1,387)
                                                                      --------           -------
                                                                      $      0           $     0
                                                                      ========           =======
    Long-term debt was converted into common stock:

      Other assets                                                    $      0           $   (53)
      Long-term debt                                                         0             6,700
      Common stock                                                           0              (444)
      Additional paid-in capital                                             0            (6,203)
                                                                      --------           -------
                                                                      $      0           $     0
                                                                      ========           =======

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of June 30, 1996, the consolidated statements of operations and cash flows for the six month periods ended June 30, 1996 and 1995, and the consolidated statement of operations for the quarters ended June 30, 1996 and 1995 have been prepared by the Company in accordance with the accounting policies described in its 1995 Annual Report and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations and changes in cash flows at June 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

2. LONG-TERM DEBT

     In February, 1996, the company sold $30,000,000 of convertible subordinated notes. The notes bear interest at 7.5%, payable quarterly and mature in 2002. The Company used the proceeds to repay the principal outstanding under the company's bank loan and line of credit, $12,353,000 and $17,000,000, respectively.

     In April, 1996, as a result of its preemptive right triggered in connection with the issuance of convertible subordinated notes, the company sold $20,000,000 of convertible subordinated notes to Sodexho, S.A. with terms identical to the aforementioned notes. The proceeds were used to fund construction of facility expansions.

3.   STOCKHOLDERS' EQUITY

     In June, 1996, the Company completed a public offering of 1,850,000 shares of common stock at a price to the public of $75.00 per share. The proceeds of the offering, after deducting all associated costs, were $131,948,000.

     Also in June, 1996, the Company announced a two-for-one stock split to be effected in the form of a stock dividend. The dividend was distributed on July 2, 1996, to all shareholders of record on June 19, 1996. The consolidated balance sheet and consolidated statements of operations and cash flows, as well as all earnings per share data, reflect the dividend as of June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     REVENUES AND EXPENSES FROM OPERATIONS

     Revenues for the second quarter and first half of 1996 increased 32% and 37%, respectively, over the comparable periods of 1995. Management revenues increased $15,945,000 and $34,589,000 for the second quarter and first half of 1996, respectively, as compared to the same periods of 1995, while transportation revenues increased $257,000 and $745,000 for the same relative time periods. The increase in management revenues was due to compensated mandays increasing by 52% and 48% for the second quarter and first half of 1996, respectively, over the comparable periods of 1995. Through a series of new facility openings in 1995 and 1996 and existing facility expansions during 1995, the Company was able to add approximately 6,900 beds to the domestic operations which are reflected in 1996 revenues as compared to 1995. The 11% and 17% increase in transportation revenues for the second quarter and first half of 1996, respectively, over the comparable periods of 1995 was due to a marketing effort resulting in an expanded customer base and therefore increased compensated mileage.

     Operating expenses for the second quarter and first half of 1996 increased 22% and 28%, respectively, over the comparable periods of 1995. This was due to the increase in compensated mandays based on the growth in beds on line and the increase in compensated mileage as previously mentioned.

     General and administrative expenses for the second quarter and first half of 1996 decreased 14% and 3% respectively, over the comparable periods of 1995. In 1995 the Company acquired two companies that were accounted for as pooling of interests which resulted in a duplication of services for General and Administrative expenses. Also included in the second quarter of 1995 were expenses of approximately $700,000 of non-recurring pooling expenses. As the Company continues to grow General and Administrative expenses should grow in volume but continue to decrease as a percentage of revenues.

     Depreciation and amortization for the second quarter and first half of 1996, increased 53% and 56%, respectively, over the comparable periods of 1995. The increases are due to the growth in total beds in facilities owned by the company.

     OTHER EXPENSES

     Interest expense, net, increased 54% and 52% for the second quarter and first half of 1996, respectively, as compared to the same periods in 1995. The increases are due to the Company assuming debt related to the Eloy Detention Center in July, 1995, when the Company acquired the remaining 50% of the investment in a partnership, which owns that facility, and due to the Company issuing $20,000,000 of Convertible Subordinated Notes in April, 1996.


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

     Cash flow from operations for the first six months of 1996 was $16,807,000 as compared to $1,006,000 in the comparable period in 1995. The Company has strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment. Cash flow from operations has allowed the Company to fund growth and to continue to retire debt on an accelerated basis.

     The company's working capital revolving credit facility with a U.S. bank matures May 31, 1998. The credit facility provides for borrowings of up to $25,000,000 for working capital and certain letters of credit. The credit facility bears interest, at the election of the Company, at either the bank's prime rate or a rate which is 2% above the applicable 30, 60 or 90 day LIBOR rate. Interest is payable monthly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR rate based loans. The credit facility is secured by certain accounts receivable and real and personal property at certain of the company's facilities. There are no prepayment penalties associated with the credit facility. The credit facility requires the company, among other things, to maintain maximum leverage ratios and a minimum debt service coverage ratio. The facility also limits certain payments and distributions. As of June 30, 1996, there were no borrowings against the facility. Letters of Credit totaling $4,404,000 have been issued leaving the unused commitment at $20,596,000.

     In February, 1996, the company issued $30,000,000 of its convertible subordinated notes to an investor. The proceeds were used to repay the outstanding principal, at the date of funding, under the company's working capital credit facility and construction loan. The notes bear interest at 7.5%, payable quarterly and require the company to maintain specific ratio requirements relating to net worth, cash flow and debt coverage. In April, 1996, as a result of its preemptive right triggered in connection with the issuance of convertible subordinated notes, Sodexho acquired $20,000,000 of convertible subordinated notes under the same terms and conditions.

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

                   None

          Item 3.  Default Upon Senior Securities

                   None

          Item 4.  Submission of Matters to a Vote of Security Holders

             At the Annual Meeting of Stockholders of the company held on May 14, 1996, the nominees for election as Directors of the company were elected without opposition. The amendment of the company's certificate of incorporation increasing the amount of authorized common stock from 50,000,000 shares to 150,000,000 shares was ratified. On this motion 22,182,504 shares, voted in favor of the motion, 2,803,070 shares votes against and 49,770 shares abstained.

 Item 5.  Other Information

          None

 Item 6.  Exhibits and Reports on Form 8-K

          a)   27   Financial Data Schedule (for SEC use only)

          b)   None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CORRECTIONS CORPORATION OF AMERICA
                                               (Registrant)





August 12, 1996                               /s/ DarrellK.Massengale
- ---------------                               -------------------------
  (Date)                                          Darrell K. Massengale
                                                              Treasurer
                                           Principal Accounting Officer)