Form 10-K
period 1996-12-31
CORRECTIONS CORPORATION OF AMERICA
filed 1997-03-31
CIK 739404

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

 (X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

 ( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-13560

                                 -------------

                       CORRECTIONS CORPORATION OF AMERICA
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                       62-1156308
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

       102 WOODMONT BOULEVARD                                  37205
        NASHVILLE, TENNESSEE                                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


        COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 292-3100


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


       TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON
       -------------------                        ------------------------
  COMMON STOCK, $1.00 PAR VALUE                        WHICH REGISTERED
                                                       ----------------
WARRANTS TO PURCHASE COMMON STOCK                 NEW YORK STOCK EXCHANGE


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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [       ]

        The aggregate market value of the voting stock held by non-affiliates of the Company was $1,790,331,000 as of March 3, 1997, based upon the closing price of such stock as reported on the New York Stock Exchange ("NYSE") on that day. There were 75,794,053 shares of common stock, $1.00 par value, outstanding at March 3, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders pursuant to Regulation 14A, which will be filed with the Securities and Exchange Commission no later than April 30, 1997, are incorporated by reference in Part III of this Annual Report.

================================================================================
                                     PART I

ITEM 1.  BUSINESS

        As used herein, unless the context otherwise requires, the "Company" means Corrections Corporation of America and its subsidiaries. Unless otherwise indicated, the information herein has been adjusted to give effect to
(i) a 2-for-1 split on the Company's common stock, $1.00 par value (the "Common Stock"), effected in the form of a stock dividend declared on October 4, 1995 and (ii) a 2-for-1 split on the Common Stock effected in the form of a stock dividend declared on June 5, 1996.

GENERAL

        The Company is the largest developer and manager of privatized correctional and detention facilities worldwide. The Company's facilities are located in 17 states, Washington, D.C., Puerto Rico, Australia and the United Kingdom. As of March 20, 1997, the Company had contracts to manage 59 correctional and detention facilities with an aggregate design capacity of 42,537 beds, of which 47 facilities representing 28,062 beds are in operation. The Company is currently developing 12 facilities and expanding four facilities representing an aggregate of 14,475 beds. The Company expects that all of the beds under development and expansion will be in operation by the third quarter of 1998. The Company owns 13 of the 44 domestic facilities it currently operates and leases the remaining 31 domestic facilities from governmental agencies and non-profit corporations. The three international facilities are owned by CCA and affiliates through merger joint ventures.

        The services provided by the Company to governmental agencies include the integrated design, construction and management of new correctional and detention facilities and the redesign, renovation and management of older facilities. In addition to providing the fundamental residential services relating to adult and juvenile inmates, the Company's facilities offer a large variety of rehabilitation and education programs including basic education, life skills and employment training and substance abuse treatment. The Company also provides health care (including medical, dental and psychiatric services), institutional food services, transportation requirements, and work and recreational programs. In addition, through its wholly-owned subsidiary, TransCor America, Inc. ("TransCor"), the Company provides inmate transportation services for numerous governmental agencies. Management of the Company believes that its proven ability to deliver a full range of high quality correctional and detention facility management services on a cost-effective and efficient basis to governmental agencies, provides such agencies with sufficient incentives to choose the Company when awarding new contracts or renewing existing contracts.

        In addition to the opening of new facilities, over the last three years, the Company has expanded its service capabilities and broadened its geographic presence in the United States market through a series of strategic acquisitions of prison management companies and individual facilities, as well as the acquisition of TransCor. The Company intends to continue to pursue strategic acquisitions of prison management companies and facilities when the proposed acquisition enhances stockholder value. (See "Recent Acquisitions".)

        In addition to its domestic operations, the Company has obtained and is pursuing construction and management contracts for correctional and detention facilities outside the United States. The Company presently has contracts to operate one facility in the United Kingdom, two facilities in Australia, and also has contracts to provide inmate transportation services in Australia. In June 1994, the Company entered into an international strategic alliance with Sodexho S.A. ("Sodexho"), a French conglomerate, for the purpose of pursuing prison management business outside the United States. In connection with the alliance, Sodexho purchased a significant ownership in the Company and entered into certain agreements with the Company relating to future financings by the Company and corporate governance and control matters. (See "Business Strategy
- Expansion into International Markets"; "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".)

        The Company is a Delaware corporation and is the successor to a Tennessee corporation of the same name incorporated in January 1983. The Company's principal executive offices are located at 102 Woodmont Boulevard, Nashville, Tennessee 37205 and its telephone number is (615) 292-3100.

BUSINESS STRATEGY

        The Company intends to increase revenues and enhance its position as the largest developer and manager of privatized correctional and detention facilities worldwide through the following business strategies.

        Efficient Development and Management of Facilities. The Company will continue to provide low cost, high quality management of its facilities. The Company believes that its quality of personnel, efficient application of financial resources and adherence to proven policies and procedures enable it to design, develop and manage correctional and detention facilities at costs lower than the governmental agencies that are responsible for performing such services. The Company believes that its reputation as an innovative and effective manager of facilities enhances its ability to market its services and capitalize on a larger scope of opportunities with a variety of governmental agencies.

        The Company also recognizes the importance of the facility administrator and the facility's management team in the successful financial performance of its facilities. Management believes that the Company's reputation as the leading developer and manager of privatized correctional and detention facilities enables it to attract highly- qualified facility administrators. Each facility management team operates each facility in accordance with a Company-wide policy and procedure regimen, derived from industry standards and designed to ensure the delivery of consistent, high quality services in each of its facilities. The Company seeks to minimize operating expenses by designing its facilities to optimize correctional officer staffing consistent with facility security requirements. The Company further controls operating expenses through the use of electronic surveillance systems and other technologies.

        Development of Domestic Business Opportunities. As a result of the growth in the demand for privatized correctional and detention facilities, the Company is selective in the projects it pursues. The Company pursues projects based on probability of success, geographic location, size, potential profitability, and political and community acceptability. This approach allows the Company to enhance its market share and optimize resource allocation, profitability and financial return. The Company intends to continue its focus on institutions with an emphasis on medium to maximum security that are 500 to 1,000 beds or larger. Management believes that the Company's experience and reputation in managing large secure facilities will enable it to maintain its industry position and capitalize on the trend of governments to privatize larger facilities.

        Strategic Acquisitions. The Company believes that its recent acquisitions have significantly enhanced its position as the largest developer and manager of privatized correctional and detention facilities while increasing operating efficiencies. Accordingly, the Company intends to continue to pursue strategic acquisitions of other managers of privatized correctional and detention facilities.

        Expanded Scope of Services. The Company intends to continue to implement a wide variety of specialized services that address the unique needs of various segments of the inmate population. Because the facilities operated by the Company differ with respect to security levels, ages, genders and cultures of inmates, the Company focuses on the particular needs of an inmate population and tailors its services based on local conditions and the Company's ability to provide such services on a cost-effective basis. In addition to core residential services, the Company offers rehabilitative and educational services such as counseling, basic education, job skill training and life skills/transition planning services, all of which are aimed at reducing recidivism. Further, because management believes alcohol and drug abuse are directly or indirectly responsible for the majority of criminal offenses in the United States, the Company has created, and offers to its inmates, its LifeLine program, a comprehensive long-term substance abuse treatment program. The Company believes that its success in delivering these specialized services will enable it to address the changing needs of its customers. By offering a broad range of specialized services, the Company seeks to provide a solution to the public's and the government's desire to reduce recidivism and, ultimately, the cost of crime.

        Expansion into International Markets. The Company believes that the majority of its new business will come from within the United States. However, the Company and its international strategic partner, Sodexho, believe that interest in private-sector corrections is developing in other nations. While management will not detract from its domestic business to pursue international activities, the Company will participate in selected international projects it finds attractive. The Company also believes that in order to compete effectively in international markets it must enter into alliances with strategic local partners with access to local opportunities and familiarity with local business practices.

        In June 1994, the Company entered into an international strategic alliance with Sodexho. Among other business ventures, Sodexho provides contract services to the French prisons and has business operations in 60 countries. Pursuant to the terms of the joint venture agreement between the Company and Sodexho, only the Company will develop and manage prison management business in the United States and its territories. In the rest of the world, the Company and Sodexho will pursue the prison management business opportunities through local joint venture entities to be established generally on a 50/50 basis. In connection with the alliance, in October 1995, the Company sold to Sodexho a 50% interest in CCA Australia Pty., Ltd., an Australian joint venture. In December 1996, the Company sold to Sodexho a 20% interest in its United Kingdom joint venture, UK Detention Services, Ltd. ("UKDS") and granted Sodexho an option to purchase an additional 30% interest in UKDS. Management believes that, with the formation of the Sodexho alliance, the Company is well positioned to participate in international markets.

        Cost Reduction Programs. An important component of the Company's strategy is to position itself as a low cost, high quality provider of prison management services in all of its markets. As cost containment pressures increase, the Company will continue to focus on improving operating performance and efficiency through the following key operating initiatives: (i) standardization of supply and service purchasing practices and usage; (ii) improvement of inmate management, resource consumption and reporting procedures; and (iii) improvement in salary and wage expenses by reducing overtime, monitoring staff levels and developing productivity standards. The Company intends to continue to apply these operating cost initiatives throughout its existing facilities and in new facilities.

RECENT ACQUISITIONS

        In the last three years, the Company has expanded its service capabilities and broadened its geographic presence in the United States through a series of strategic acquisitions that complement the Company's development activities. In December 1994, the Company acquired TransCor. In April 1995, the Company acquired Concept Incorporated ("Concept"), a prison management company with eight facilities and 4,400 beds under contract at the time of acquisition. In August 1995, the Company acquired Corrections Partners, Inc. ("CPI"), a prison management company with seven facilities and 2,900 beds under contract at the time of acquisition. The Company intends to consider additional strategic acquisitions of prison management and related companies in the future.

MARKET

        Throughout the world, there is a growing trend toward privatization of government services and functions, including corrections and detention, as governments of all types face continuing pressure to control costs and improve the quality of services. As a result of increased costs, some governments have been forced to limit public services and to seek more cost-effective means of providing the remaining services. Since correctional and detention facilities are viewed as an essential service, fiscal pressures have caused governments to seek to deliver these services more cost effectively. Further, as a result of the number of crimes committed each year and the corresponding number of arrests, incarceration costs generally grow faster than any other part of a government's budget. In an attempt to address these pressures, governmental agencies responsible for correctional and detention facilities are increasingly
privatizing facilities.   According to the Private Adult Correctional Facility
Census, prepared by Private Corrections Project Center for Studies in Criminology and Law, University of Florida ("1995 Census"), the design capacity of privately managed adult correctional and detention facilities worldwide has increased dramatically since the first privatized facility was opened by the Company in 1984. The majority of this growth has occurred since 1989 as the number of privately managed adult correctional and detention facilities worldwide increased from 26 facilities with a design capacity of 10,973 beds in 1989 to 132 facilities with a design capacity of 85,201 beds in 1996. To date, numerous counties, 22 states, Puerto Rico and the federal government have incorporated the private sector into their criminal justice systems and over 15 states are currently considering privatization. Notwithstanding such growth, less than five percent of all adult prison beds in the United States are privately managed. As of December 31, 1996, the Company was the largest private prison management company, with an estimated United States market share of 52% and a global market share of 48%.

        Management believes that the increase in the demand for privatized correctional and detention facilities is also a result, in large part, of the general shortage of beds available in United States correctional and detention facilities. According to reports issued by the United States Department of Justice, Bureau of Justice Statistics ("BJS"), the number of inmates housed in United States federal and state prison facilities increased from 487,593 at December 31, 1985 to 1,078,357 at December 31, 1995, an increase of more than 121%. Local jail populations in the United States increased from 254,986 inmates at December 31, 1985 to 490,442 at December 31, 1994, an increase of 92%. At December 31, 1995, the BJS reported that the federal prison system in the United States was operating at approximately 126% of its rated capacity and the average state prison was operating at approximately 114% of its rated capacity.

        Industry reports also indicate that inmates convicted of violent crimes generally serve only one-third of their sentence, with the majority of them being repeat offenders. Accordingly, there is a perceived public demand for, among other things, longer prison sentences, as well as prison terms for juvenile offenders, resulting in even more overcrowding in United States
correctional and detention facilities.    Finally, numerous courts and other
governmental entities in the United States have mandated that additional services offered to inmates be expanded and living conditions be improved.
Many governments do not have the readily-available resources to make the changes necessary to meet such mandates.

        At December 31, 1996, the Company managed 34 of the 95 privatized United States adult facilities and 22,142 of the 50,628 private United States adult beds. These facilities include (i) Immigration and Naturalization Service ("INS") detention facilities and United States Marshal detention facilities privatized by federal agencies, (ii) state prisons, community corrections facilities, intermediate sanction facilities, pre-release centers, work program facilities and state jail facilities privatized by state agencies, and (iii) city and county jail facilities and transfer facilities privatized by local agencies. There are also numerous privatized juvenile offender facilities of which the Company currently has contracts to operate facilities with an aggregate design capacity of 1,039 beds.

        The demand for privately-managed correctional and detention centers is also increasing internationally. Management believes that many countries are faced with the same fiscal pressures as the United States and, as a result, are seeking more cost-effective means of providing prison management services. At December 31, 1996, there were a total of 14 privatized facilities in the United Kingdom and Australia, with an aggregate design capacity of 7,617 beds. The Company, through its joint ventures, had contracts to manage three of these facilities with an aggregate design capacity of 1,229 beds.

        For similar economic reasons, the demand for privatized prisoner transport services is also increasing domestically and internationally. The Company believes that an increasing number of governmental agencies will look for more cost-effective means of providing these and other ancillary services.

FACILITIES

        The following table summarizes certain information with respect to facilities under management by the Company, or a subsidiary or joint venture of the Company, at March 20, 1997.

                                                                                    COMMENCE
  FACILITY                                            DESIGN      SECURITY          -MENT OF                      RENEWAL
NAME/LOCATION                  CUSTOMERS             CAPACITY       LEVEL           CONTRACT           TERM       OPTION
-------------                  ---------             --------       -----           --------           -----      ------
DOMESTIC
--------

Bartlett State Jail            State of Texas            962        Multi           10/95               8/98    (1) 2 year
Bartlett, Texas

Bay Correctional Facility      State of Florida          750        Medium           8/95               8/98    (1) 2 year
Panama City, Florida

Bay County Jail                Bay County, USMS1,        276        Multi           10/85               9/99    (1) 3 year
Panama City, Florida           BOP2, INS3

Bay County Jail Annex          Bay County, USMS,         401        Multi            4/86               9/99    (1) 3 year
Panama City, Florida           BOP, INS

Bent County Correctional       State of Colorado         335       Medium           10/96              10/99    (1) 2 year
Facility
Las Animas, Colorado

B.M. Moore Pre-Release         State of Texas            500        Multi            6/95               8/97    (1) 2 year
Center
Overton, Texas

Bridgeport Pre-Parole          State of Texas            200       Minimum          11/87               8/97    (1) 2 year
Transfer Facility
Bridgeport, Texas

Brownfield Intermediate        State of Texas            200        Multi            7/92               8/97    (1) 2 year
Sanction Facility
Brownfield, Texas

Central Arizona Detention      States of Oregon,       1,792        Multi           10/94            10/2014        ----
Center                         Alaska, New Mexico,
Florence, Arizona              USMS


       -----------------------------------
            1United States Marshal's Service.

            2United States Bureau of Prisons.

            3United States Immigration and Naturalization Service.

                                                                                    COMMENCE
  FACILITY                                            DESIGN      SECURITY          -MENT OF                      RENEWAL
NAME/LOCATION                  CUSTOMERS             CAPACITY       LEVEL           CONTRACT           TERM       OPTION
-------------                  ---------             --------       -----           --------           -----      ------
Citrus County Detention        Citrus County,            300         Multi            10/96             9/98     (1) 3 year
Facility                       Osceola County
Lecanto, Florida

Cleveland Pre-Release          State of Texas            520         Multi             9/89           8/2000        ----
Center
Cleveland, Texas

Columbia Correctional          State of South            400       Juvenile            6/96             6/97     (2) 1 year4
Facility                       Carolina
Columbia, South Carolina

Correctional Treatment         Washington, DC            866         Medium            3/97           3/2017        ----
Facility
Washington, D.C.

Davidson County Juvenile       Davidson County,           48         Secure            5/94             4/99        ----
Detention Center               State of Tennessee
Nashville, Tennessee

Davis Correctional Facility    State of Oklahoma         960         Medium            4/96             6/99     (2) 2 year
Holdenville, Oklahoma

Delta Correctional Facility    State of                1,016         Medium            9/96             9/99     (1) 2 year
Greenwood, Mississippi         Mississippi

Eden Detention Center          BOP, INS                1,006         Multi            10/95          10/2015        ----
Eden, Texas
Elizabeth Detention Center
Elizabeth, New Jersey          INS                       300         Multi             1/97             8/97     (2) 1 year

Eloy Detention Center          BOP, INS                1,250         Medium            7/94             7/97     (2) 1 year
Eloy, Arizona

Great Plains Correctional      States of North           768         Medium           10/91             5/99        ----
Facility                       Carolina and
Hinton, Oklahoma               Oklahoma

Guayama Correctional Center    Puerto Rico             1,000         Medium           12/95          12/2000     (1) 5 year
Guayama, Puerto Rico

       -----------------------------------
            4The Company and the State of South Carolina have mutually elected not to renew this contract upon expiration (see p. 11).


  FACILITY                                            DESIGN      SECURITY          -MENT OF                      RENEWAL
NAME/LOCATION                  CUSTOMERS             CAPACITY       LEVEL           CONTRACT           TERM       OPTION
-------------                  ---------             --------       -----           --------           -----      ------
Hernando County Jail           Hernando Co.,             302       Multi            10/88             10/2000        ----
Brooksville, Florida           INS, BOP,
                               USMS

Houston Processing Center      INS                       411                         4/84                9/97        ----
Houston, Texas                                                     Medium

Lake City Correctional         State of Florida          350       Medium            2/97              2/2000     (1) 2 year
Facility
Lake City, Florida

Laredo Processing Center       INS, BOP, USMS            258       Medium            3/85               12/97        ----
Laredo, Texas

Leavenworth Detention          USMS                      327       Maximum           6/92                6/97        ----
Center
Leavenworth, Kansas

Liberty County Jail            Liberty County,           382       Multi            11/96               11/99     (1) 2 year
Liberty, Texas                 USMS

Metro-Davidson County          Davidson County         1,092       Multi             2/92                5/97        ----
Detention Facility
Nashville, Tennessee

Mineral Wells Pre-             State of Texas                      Minimum                                        (1) 2 year
Parole Transfer                                        1,119                         7/89                8/97
Facility
Mineral Wells, Texas

New Mexico Women's             State of New Mexico       322       Multi             6/89                6/97     (6) 2 year
Correctional Facility
Grants, New Mexico

Ponce Correctional Center      Puerto Rico             1,500       Medium            2/97              2/2002     (1) 5 year
Ponce, Puerto Rico

Prairie Correctional           States of                 564       Medium           10/96             10/2007        ----
Facility                       Minnesota, Colorado
Appleton, Minnesota            and Idaho

Santa Fe Detention Center      Santa Fe County,          201       Multi             8/86               6/971        ----
Santa Fe, New Mexico           USMS


       -----------------------------------
            5The Company has elected not to renew the Sante Fe, New Mexico contract upon expiration.
                                      10


  FACILITY                                            DESIGN      SECURITY          -MENT OF                      RENEWAL
NAME/LOCATION                  CUSTOMERS             CAPACITY       LEVEL           CONTRACT           TERM       OPTION
-------------                  ---------             --------       -----           --------           -----      ------
Shelby Training Center         Shelby County            200        Secure            5/86             4/2015      ----
Memphis, Tennessee

Silverdale Facilities(2)       Hamilton County          414        Multi            10/84             9/2000     (4) 4 year
Chattanooga, Tennessee

South Central Correctional     State of Tennessee     1,506        Medium            3/92             3/2000     (1) 2 year
Center
Clifton, Tennessee

Southwest Indiana Regional     Various Counties         132        Secure            4/95             4/2000      ----
Youth Village
Vincennes, Indiana

T. Don Hutto Correctional      Williamson County,       480        Secure            1/97             1/2000      ----
Center                         States of Wyoming
Taylor, Texas                  and Colorado

Tall Trees                     Shelby County,            63        Non-secure        1/84             1/2004      ----
Memphis, Tennessee             State of Tennessee

Torrance County Detention      State of New             286        Multi            12/90            12/2010      ----
Facility                       Mexico, USMS,
Estancia, New Mexico           Torrance County and
                               BOP
Venus Pre-Release Center
Venus, Texas                   State of Texas         1,000        Multi             8/89               8/98     (1) 2 year

West Tennessee Detention       State of North           600        Multi             9/90             9/2010      ----
Facility                       Carolina, USMS,
Mason, Tennessee               INS, BOP

Winn Correctional Center       State of Louisiana     1,474        Medium            3/90               3/98     (1) 2 year
Winnfield, Louisiana

INTERNATIONAL
-------------

Blakenhurst, HM Prison         United Kingdom           649        Medium            5/93              5/98      (3) 3 year
Redditch, England

Borallon Correctional          Queensland               455        Multi             1/90              4/2000     ----
Centre
Queensland, Australia

Metropolitan Women's           Victoria                 125        Multi             8/96              8/2001    (5) 3 year
Correctional Centre
Victoria, Australia

FACILITY MANAGEMENT CONTRACTS

        The Company is compensated on the basis of the number of inmates held in each of its facilities. Contracts may vary to provide fixed per diem rates or monthly fixed rates. Of the Company's 44 domestic facilities in operation, 40 of the Company's facility management contracts provide that the Company will be compensated at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels and four of the management contracts are based on monthly fixed rates. In either case, the compensation is invoiced in accordance with applicable law and is paid on a monthly basis. Occupancy rates for a particular facility will be low when first opened or when expansions are first available. However, beyond the start-up period, which typically ranges from 30 to 90 days, the occupancy rate tends to stabilize. For 1996, the average occupancy, based on rated capacity, was 94.1% for all facilities operated by the Company.

        In addition, the Company's contracts generally require the Company to operate each facility in accordance with all applicable laws and regulations. The Company is required by its contracts to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage. The Company is also required to indemnify the contracting agencies for claims and costs arising out of the Company's operations and, in certain cases, to maintain performance bonds.

        The Company's facility contracts are short term in nature. Terms of federal contracts generally range from one to five years, and contain multiple renewal options. The terms of local and state contracts may be for longer periods with additional renewal options. Most facility contracts also generally contain clauses which allow the governmental agency to terminate a contract without cause. The Company's facility contracts are generally subject to annual or bi-annual legislative appropriation of funds. A failure by a governmental agency to receive appropriations could result in termination of the contract by such agency or a reduction in the management fee payable to the Company. No assurance can be given that other governmental agencies will not terminate or renew a contract with the Company in the future.

OPERATING PROCEDURES

        Pursuant to the terms of its management contracts, the Company is responsible for the overall operation of its facilities, including staff recruitment, general administration of the facilities, security and supervision of the offenders and facility maintenance. The Company also provides a variety of rehabilitative and educational programs at its facilities. Inmates at most facilities managed by the Company may receive basic education through academic programs designed to improve inmate literacy levels and the opportunity to acquire General Education Development ("GED") certificates. The Company also offers vocational training to inmates who lack marketable job skills. In addition, the Company offers life skills transition planning programs that provide inmates job search training and employment skills, health education, financial responsibility training, parenting and other skills associated with becoming productive citizens. At several of its facilities, the Company also offers counseling, education and/or treatment to inmates with alcohol and drug abuse problems through its LifeLine program.

        The Company operates each facility in accordance with Company-wide policies and procedures and the standards and guidelines established by the American Correctional Association ("ACA") Commission on Accreditation. The ACA is an independent organization comprised of professionals in the corrections industry that establishes guidelines of standards by which a correctional institution may gain accreditation. The ACA standards, which the ACA believes safeguard the life, health and safety of offenders and personnel, are the basis of the accreditation process and define policies and procedures for operating programs. The ACA standards, which are the industry's most widely accepted correctional standards, describe specific objectives to be accomplished and cover such areas as administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. The ACA standards are the most widely accepted correctional standards. The Company has sought and received ACA accreditation for 21 of the facilities it currently manages and intends to apply for ACA accreditation for all of its facilities once they are eligible. The accreditation process is usually completed 18 to 24 months after a facility is opened.

FACILITY DESIGN, CONSTRUCTION AND FINANCE

        In addition to its facility management services, the Company also provides consultation to various governmental agencies with respect to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. Since its inception in January 1983, the Company has designed and constructed 24 of its 44 domestic operating corrections facilities for various federal, state, and local governmental agencies. The Company manages all of the facilities it has designed and constructed or redesigned and renovated.

        Pursuant to the Company's design, build and manage contracts, the Company is responsible for overall project development and completion. Typically, the Company develops the conceptual design for a project, then hires architects, engineers and construction companies to complete the development. When designing a particular facility, the Company utilizes, with appropriate modifications, prototype designs the Company has used in developing other projects. Management of the Company believes that the use of such prototype designs allows it to reduce cost overruns and construction delays. The Company's facilities are designed to maximize staffing efficiencies by increasing the area of vision under surveillance by correctional officers and utilizing additional electronic surveillance systems.

        Various methods of construction financing may be used by a contracting governmental agency, including, but not limited to the following: (i) one-time general revenue appropriation by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing governmental entity; or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. In certain circumstances, the Company may provide certain credit enhancements for such financings in the form of a (i) letter of credit, (ii) guaranty or (iii) other similar agreements. Generally, when the project is financed using direct governmental appropriations or proceeds from the sale of bonds or other obligations issued prior to the award of the project, or by the Company directly, the financing is in place when the construction or renovation contract is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. In most circumstances, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold. If such bonds or obligations are not sold, construction and management of the facility may either be delayed until alternate financing is procured or development of the project will be entirely suspended. When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to governmental appropriations for subsequent annual or bi-annual periods. Of the domestic facilities currently managed by the Company, 17 were funded by the government using one of the above-described financing vehicles.

FACILITIES UNDER CONSTRUCTION

        The following table presents information concerning facilities that are currently under construction or are being expanded with respect to which the Company has agreements to provide certain management and operation services:


        Location                                   Use                                   Bed Capacity
        --------                                   ---                                   ------------
Appleton, Minnesota                       Medium Security Prison                              512/262
                                                                                              (expansions)

        Construction has begun on a 512-bed and a 262-bed expansion to the existing 564-bed Prairie Correctional Facility in Appleton, Minnesota. The Company is financing the expansions and construction is scheduled for completion in the second quarter of 1997. The facility houses inmates for the States of Minnesota, Colorado and Idaho.

Cushing, Oklahoma                         Medium Security Prison                     960

        Construction has begun on a 960-bed medium security prison in Cushing, Oklahoma. The Cushing Municipal Authority is financing and will own the facility, and construction is scheduled for completion in the second quarter of 1997. It is anticipated that the facility will house State of Oklahoma inmates.

Estancia, New Mexico                      Medium Security Prison                         624 (expansion)

        Construction has begun on a 624-bed expansion to the 286-bed Torrance County Detention Facility, which is owned by the Company. The Company is financing the expansion, and construction is scheduled for the fourth quarter of 1997. The facility houses inmates for the State of New Mexico and the USMS.

Indianapolis, Indiana                     Jail Annex                                          670

        Construction and renovation have begun on an existing building owned by the Indianapolis - Marion County Building Authority, which will become the 670-bed Marion County Jail Annex. The Authority is financing and will own the facility, however, the Company will fund a portion of the renovation costs. Construction is scheduled for completion in the first quarter of 1998. The facility will house adult male inmates for Marion County.


        Location                            Use                                            Bed Capacity
        --------                            ---                                            ------------
Las Animas, Colorado              Medium Security Prison                                 365 (expansion)

        Construction has begun on a 365-bed expansion to the 335-bed Bent County Correctional Facility. The Company is financing the expansion, and construction is scheduled for completion in the second quarter of 1997. The facility houses State of Colorado inmates.

Lawrenceville, Virginia           Medium Security Prison                            1,500

        Construction has begun on a 1,500-bed medium security prison in Lawrenceville, Virginia. The facility will be financed and owned by the Brunswick Industrial Development Authority, and construction is scheduled for completion in the first quarter of 1998. The facility will house inmates for the State of Virginia.

North Las Vegas, Nevada           Multi Security Prison                              500

        Construction has begun on a 500-bed multi security prison in North Las Vegas, Nevada. The Company will own the facility, and construction is scheduled for completion in the third quarter of 1997. The facility will house female inmates for the State of Nevada.

Okeechobee, Florida               Juvenile Facility                                  100

        Construction has begun on a 100-bed maximum security juvenile facility in Okeechobee, Florida. The State of Florida is financing and will own the facility, and construction is scheduled for completion in the third quarter of 1997. The facility will house State of Florida juveniles.

Sayre, Oklahoma                   Medium Security Prison                             960

        Construction has begun on a 960-bed medium security prison in Sayre, Oklahoma. The Company is financing and will own the facility, and construction is scheduled for completion in the first quarter of 1998. It is anticipated that the facility will house inmates from various states.

Walsenburg, Colorado              Medium Security Prison                             752

        Construction has begun on a 752-bed medium security prison in Walsenburg, Colorado. The Company is financing and will own the facility, and construction is scheduled for completion in the fourth quarter of 1997. The facility will house State of Colorado inmates.


        Location                            Use                                  Bed Capacity
        --------                            ---                                  ------------
Whiteville, Tennessee             Medium Security Prison                              1,504

        Construction has begun on a 1,504-bed medium security prison in Whiteville, Tennessee. The Hardeman County Correctional Facilities Corporation is financing and will own the facility, and construction is scheduled for completion in the second quarter of 1997. The facility will house State of Tennessee inmates.

Woodville, Mississippi            Medium Security rison                               500

        Construction has begun on a 500-bed medium security prison in Wilkinson County, Mississippi. The Wilkinson County Industrial Development Authority is financing and will own the facility, and construction is scheduled for completion in the first quarter of 1998. The facility will house inmates for the State of Mississippi.

Youngstown, Ohio                  Medium Security Prison                              512 (expansion)

        Construction has begun on a 512-bed expansion to the 1,504-bed Northeast Ohio Correctional Center, which is owned by the Company. The Company is financing the expansion, and construction is scheduled for completion in the third quarter of 1997. It is anticipated that the facility will house inmates for the District of Columbia.

ORGANIZATIONAL SYSTEM

        The Company has developed a monitoring and evaluation system which, combined with a centralized organizational structure, positions the Company for expansion without requiring substantial additions of management personnel or reduction in quality. The Company devotes considerable resources to assuring compliance with contractual and other requirements and to maintaining the highest level of quality assurance at each facility through a system of formal reporting, corporate oversight, site reviews and inspection by on-site facility administrators.

        Under its facilities management contracts, the Company usually provides the contracting governmental agency with the services, personnel and materials necessary for the operation, maintenance and security of the facility and the custody of inmates. The Company offers full logistical support to the facilities it manages, including security, health care services, transportation, building and ground maintenance, education, treatment and counseling services, and institutional food services. Except for certain aspects of health care services, which are generally subcontracted, all of the facilities support services are provided by the Company's personnel.

        The Company's business development and project departments are responsible for marketing the Company's service to governmental clients. Marketing responsibilities include identifying new clients, preparing and delivering formal presentations, identifying project construction partners and potential financing sources, developing proposals and interfacing with the Company's customers from contract award through the receipt of inmates.

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

MARKETING

        The Company engages in extensive marketing efforts. The Company believes that it is the industry leader in promoting the benefits of privatization of prisons and other correctional and detention facilities. Marketing efforts are conducted and coordinated by the Company's business development department and senior management with the aid, where appropriate, of certain independent consultants.

        The Company views governmental agencies responsible for federal, state and local correctional facilities in the United States and governmental agencies responsible for correctional facilities in Puerto Rico, the United Kingdom and Australia as its primary target markets.

        The Company generally receives inquiries from or on behalf of governmental agencies that are considering privatization of certain facilities or that have already decided to contract with private enterprise. When it receives such an inquiry, the Company determines whether there is an existing need for the Company's services and whether the legal and political climate in which the inquiring party operates is conducive to serious consideration of privatization. Then an initial cost analysis is conducted to further determine project feasibility.

        The Company pursues its domestic business opportunities on two primary courses. In the first course, the Company follows the traditional competitive route where a Request for Proposal ("RFP") or Request for Qualification ("RFQ") is issued by a government agency and a number of companies respond. Management believes that this competitive approach will produce the majority of new contract awards to the Company. The second course involves the development of new facilities in locations where there is a clearly defined, long-term needs for beds, but where a competitive bidding procedure is not required.

        Generally, governmental agencies responsible for correctional and detention services procure goods and services through RFPs or RFQs. Most of the Company's activities in the area of securing new business are in the form of responding to RFPs. As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the agency making the request to best determine the agency's distinct needs. If the project fits within the Company's strategy, the Company will then submit a written response to the RFP. A typical RFP requires bidders to provide detailed information, including, but not limited to, the service to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services (which services may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). The Company has and intends to in the future, engage independent consultants to assist it in responding to RFPs. Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided.

        The marketing process for facility management consists of several critical events. These include issuance of an RFP or RFQ by a governmental agency, submission of a response to the RFP or RFQ by the Company, the award of the contract by a governmental agency and the commencement of construction or management of the facility. The Company's experience has been that a substantial period of time may elapse from the initial inquiry to receipt of a new contract. As the concept of privatization has gained wider acceptance, however, the length of time from inquiry to the award of a contract has shortened. The length of time required to award a contract is also affected, in some cases, by the need to introduce enabling legislation. If the facility for which an award has been made must be constructed, the Company's experience has generally been that management of a newly-constructed facility typically commences between 12 and 24 months after the governmental agency's award.

        While the Company focuses primarily on the traditional competitive marketing approach described above, it also pursues the development of new facilities in those areas where a competitive bid process is not required. Management believes this approach, which has proven successful to the Company to date, is effective because of the Company's strong client relationships and reputation for quality corrections management and services.

        In addition to marketing its services to federal, state and local authorities, the Company markets its services internationally, primarily, through the international alliance formed with Sodexho. The Company is currently marketing its management services in Australia, Germany, Hungary, Canada, Panama and Mexico.

        The marketing efforts of TransCor for inmate transportation services vary from those of the rest of the Company. TransCor's marketing approach generally consists of mass mailings, phone calls and personal visits to hundreds of state and local governmental agencies, as well as attendance at local, state and national trade shows.

BUSINESS PROPOSALS

        At March 20, 1997, the Company was pursuing 12 prospects with a total of approximately 11,000 beds for which written responses to RFPs and other solicitations have been submitted. The Company is also pursuing eight prospects with a total of approximately 9,200 beds for which it has not submitted proposals. The domestic projects that the Company is pursuing are located in 16 states, including 12 states in which the Company is not currently operating. The Company is also pursuing other projects for which it has not yet submitted, and may not submit, a response to an RFP. Additionally, the Company is pursuing business in Australia and Great Britain, as well as other foreign facility prospects, through its alliance with Sodexho. No assurance can be given that the Company will receive additional awards with respect to proposals submitted.

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

MAJOR CUSTOMERS

        The Company's customers consist of local, state and federal correctional and detention authorities. The following table sets forth, for the periods indicated, the percentage of the Company's revenues from certain customers of the Company:

                                                                        Percentage of Revenues
                                                                        ----------------------
                                                                        Year ended  Year ended
Customer                          Location                              12/31/96      12/31/95
-------------------------         -------------------------             --------      --------
U.S. Marshal                      Mason, Tennessee,                        9%             11%
Service                           Laredo, Texas
                                  Liberty, Texas
                                  Santa Fe, New Mexico,
                                  Estancia, New Mexico,
                                  Brooksville, Florida,
                                  Panama City, Florida,
                                  Leavenworth, Kansas and
                                  Florence, Arizona

State of Texas                    Houston, Texas,                         16%             18%
                                  Venus, Texas,
                                  Cleveland, Texas,
                                  Laredo, Texas
                                  Bridgeport, Texas
                                  Mineral Wells, Texas
                                  Sweetwater, Texas
                                  Brownfield, Texas
                                  Overton, Texas,
                                  Bartlett, Texas and
                                  Liberty, Texas

No other single customer accounted for 10% or more of the Company's total revenues in the above-referenced fiscal years.

BACKLOG

        Most of the Company's contracts provide for the Company to be compensated on a per diem/per capita basis, which fluctuates daily. However, certain contracts guarantee a minimum utilization over the term of such contracts. The Company's backlog, as shown below, reflects only guaranteed revenues pursuant to the Company's guaranteed contracts over the term of such contracts, using current per diem/per capita rates, and disregarding any renewals of such contracts and adjustments to such rates as a result of inflation. As of December 31, 1996, the Company's backlog, determined as described above, was $309,972,000, of which $106,580,000 is expected to be filled during the year ending December 31, 1997. As of December 31, 1995, the Company's backlog, computed as described above, was $297,431,000.

EMPLOYEES

        At December 31, 1996, the Company employed 7,235 full-time employees and 175 part-time employees. Of such full-time employees, 96 were employed at the Company's headquarters and 7,139 were employed at the Company's facilities and its transportation subsidiary. The Company employs personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services.

        Each of the Company's facilities is managed as a separate operational unit by the facility administrator or warden. All facilities follow a standardized code of policies and procedures. The Company has never experienced a strike or work stoppage. Beginning in 1992, six facilities were approached by one particular union to organize the work force. The union was defeated or withdrew in five facilities. In March 1993, the Company reached an agreement with a union to represent 73 correctional officers at the Silverdale facility. This contract was decertified in March 1994. In January 1996, the Company reached an agreement with a union to represent 38 non-security personnel at its Shelby Training Center. In March 1997, the Company assumed management of the Correctional Treatment Facility in Washington D.C., and the Company has agreed to recognize organized labor in representing certain employees at this facility. In the opinion of management, overall employee relations are considered good.

EMPLOYEE TRAINING

        Under the laws applicable to the Company's operations, and the Company's internal policy, the Company's corrections officers are required to complete a minimum amount of training prior to independent assignment. In most cases, officers must undergo at least 160 hours of training by the Company before being allowed to work alone in a position that will bring them in contact with inmates or detainees. Additional training is required in certain jurisdictions when necessary to comply with applicable law in order to enable such officers to work in positions that will bring them into contact with inmates or detainees. All non-security staff receive 80 hours of initial training. Accordingly, the Company's training programs meet or exceed all applicable requirements.

        The Company's training is comprised of approximately 40 hours of instruction concerning the Company's policies, operational procedures and management philosophy. An additional 120 hours concerning legal issues, rights of inmates and detainees, techniques of communication and supervision, improvement of interpersonal skills and job training relating to the particular position to be filled are also provided. Employees of facilities taken over by the Company who are offered continued employment undergo at least 40 hours of training by the Company before reporting to work for the Company. Each of the Company's employees who has contact with inmates or detainees receives a minimum of 40 hours of additional training each year, and each facility management employee of the Company receives at least 40 hours of training each year.

        TransCor also has training requirements for its employees. Each new employee must undergo 40 hours of training, prior to job performance, including driver training and safety, correctional training and policy and procedures guidelines. Each employee then performs four weeks of on-the-job training with an experienced transportation agent. TransCor maintains continuing training for all employees of 16 to 32 hours per year.

INSURANCE

        The Company maintains a $30,000,000 general liability insurance policy for all of its operations. To date, no payments have been made under the Company's general liability insurance policies because of any action brought as a result of the operation of any of its facilities. The Company also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and directors and officers liability. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

        Each of the Company's facility management contracts and the statutes of certain states require the maintenance of insurance by the Company. The Company's contracts provide that in the event the Company does not maintain such insurance, the contracting agency may terminate its agreement with the Company. The Company believes it is materially in compliance with respect to these requirements.

LITIGATION

        The Company is currently and, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, inmate privileges. In the opinion of management, the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its operations or financial condition.

RISK FACTORS

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are intended to be, and are hereby identified as, "Forward Looking Statements" as defined in the Securities Litigation Reform Act of 1995. The

Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the Forward Looking Statements, due to several important factors herein identified, among others, and other risk and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission (the "Commission"):

        Revenue and Profit Growth Dependent on Expansion. The Company's growth is dependent upon its ability to obtain contracts to manage new correctional and detention facilities and to retain existing management contracts. The rate of construction of new facilities and the Company's potential for growth will depend on a number of factors, including crime rates and sentencing patterns in the United States and other countries in which the Company operates, governmental and public acceptance of the concept of privatization, the number of facilities available for privatization, and the Company's ability to obtain awards for contracts and to integrate new facilities into its management structure on a profitable basis. In addition, certain jurisdictions have recently required the successful bidder to make a significant capital investment in connection with the financing of a particular project. The Company's ability to secure awards under such circumstances will therefore also depend on the Company having significant capital resources. There can be no assurance that the Company will be able to obtain additional contracts to develop or manage new facilities on favorable terms.

        Risks Associated with Acquisitions. The Company intends to grow internally through the opening of additional facilities, as well as through strategic acquisitions. There can be no assurance that the Company will be able to identify, acquire or profitably manage acquired companies or successfully integrate such operations into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will be profitable at the time of their acquisition or will achieve levels of profitability that justify the investment therein. Acquisitions may involve a number of special risks, including adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on the Company's financial condition and results of operation.

        Acceptance of Privatized Correctional and Detention Facilities. Management of correctional and detention facilities by private entities is a relatively new concept and has not achieved complete acceptance by either governments or the public. Some sectors of the federal government and some state and local governments are legally unable to delegate their traditional management responsibilities for correctional and detention facilities to private companies. The operation of correctional and detention facilities by private entities is not widely understood by the public, and the industry has encountered resistance from certain groups, such as labor unions, local sheriff's departments, and groups that believe that correctional and detention facility operations should only be conducted by governmental agencies. Such resistance may cause a change in public and government acceptance of privatized correctional facilities. In addition, changes in dominant political parties in any of the markets in which the Company operates could result in significant changes to previously established views of privatization in such market.

        Opposition to Facility Location and Adverse Publicity. The Company's success in obtaining new awards and contracts may depend, in part, upon its ability to locate land that can be leased or acquired, on favorable terms, by the Company or other entities working with the Company in conjunction with the Company's proposal to develop and/or manage a facility. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. The Company's business also is subject to public scrutiny. In addition to possible negative publicity about privatization in general, an escape, riot or other disturbance at a Company-managed facility or another privately managed facility may result in publicity adverse to the Company and the industry in which it operates.

        Dependence on Governmental Agencies. The Company's cash flow is subject to the receipt of sufficient funding and timely payment by applicable governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated or the management fee may be deferred or reduced. Any delays in payment could have an adverse effect on the Company's cash flow. In addition, the Company is dependent on government agencies supplying Company facilities with a sufficient number of inmates to meet the facilities' design capacities. A failure to do so may have a material adverse effect on the Company's financial condition and results of operation.

        Economic Risks Associated with Development Activities. When the Company is engaged to perform construction and design services for a facility, the Company typically acts as the primary contractor and subcontracts with other parties who act as the general contractors. As primary contractor, the Company is subject to the various risks of construction including, without limitation, shortages of labor and materials, work stoppages, labor disputes and weather interference. The Company also is subject to the risk that the general contractor will be unable to complete construction at the budgeted costs or be unable to fund any excess construction costs. Under such contracts, the Company is ultimately liable for all late delivery penalties and cost overruns.

        Contract Duration. The Company's facility management contracts typically have terms ranging from one to five years, with one or more renewal options that may be exercised only by the contracting governmental agencies.
No assurance can be given that any agency will exercise a renewal option in the future. Additionally, the contracting governmental agency typically may terminate a facility contract without cause by giving the Company written notice (see "Business-Facility Management Contracts").

        Potential Legal Liability. The Company's management of correctional and detention facilities exposes it to potential third-party claims or litigation by prisoners or other persons for personal injury or other damages resulting from contact with Company-managed facilities, programs, personnel or prisoners, including damages arising from a prisoner's escape or from a disturbance or riot at a Company-managed facility. In addition, the Company's management contracts generally require the Company to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. The Company maintains an insurance program that provides coverage for certain liability risks faced by the Company, including personal injury, bodily injury, death or property damage to a third party where the Company is found to be negligent. There can be no assurance, however, that the Company's insurance will be adequate to cover potential third-party claims (see "Business-Insurance").

        Regulations. The industry in which the Company operates is subject to national, federal, state and local regulations which are administered by various regulatory authorities. Prospective providers of correctional and detention services must comply with a variety of applicable state and local regulations including education, health care and safety regulations. The Company's contracts typically include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. State law also typically requires correctional officers to meet certain training standards. Certain states such as Florida and Texas deem prison guards to be peace officers and require Company personnel to be licensed and may make them subject to background investigation. In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. The failure to comply with any applicable laws, rules or regulations and the loss of any required license could have a material adverse effect on the Company's financial condition and results of operation. Furthermore, the current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statues and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company's financial condition and results of operation.

        Competition. The Company competes primarily on the basis of the quality and range of services offered, its experience in managing facilities, the reputation of its personnel and its ability to design, finance and construct new facilities. The business in which the Company engages is one that other entities may easily enter without substantial capital investment or experience in management of correctional or detention facilities. Private sector competitors of the Company include, among others, Wackenhut Corrections Corporation, Correctional Services Corporation, Inc., United States Corrections Corp., Group 4 International Corrections Service and Securicor Group. Some of the Company's international competitors are larger and have greater resources than the Company. The Company also competes in some markets with smaller local companies that may have a better understanding of the local conditions and may be better able to gain political and public acceptance. In addition, the Company competes with governmental agencies that are responsible for correctional facilities.

        Dependence on Senior Management. The success of the Company's operations has been and will continue to be highly dependent upon the continued services of its senior management. The loss of one or more of the Company's senior management could have a material adverse effect on the Company's business.

        Relationship with Sodexho. Sodexho beneficially owns 16.3% of the Common Stock. Accordingly, Sodexho may have a significant influence over the affairs of the Company. Sodexho has agreed to limit its ownership interest in the Company to 25% (or 30% in certain limited circumstances) through June 23, 1999, subject to earlier termination upon the occurrence of certain events, and has agreed to certain restrictions on the voting of its Common Stock. Sodexho has a preemptive right to purchase additional shares of Common Stock or securities convertible or exchangeable for Common Stock in any issuance of securities by the Company in an amount necessary to enable Sodexho to maintain a percentage ownership in the Company equal to 20% of the Common Stock on a fully diluted basis. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

        Volatility of Market Price. From time to time, there may be significant volatility in the market price for the Company's Common Stock. The Company believes that the current market price of the Common Stock reflects expectations that the Company will be able to continue to operate its facilities profitably and to develop new facilities at a significant rate and operate them profitably. If the Company is unable to operate its facilities profitably or develop facilities at a pace that reflects the expectations of the market, investors could sell shares of the Common Stock at or after the time that it becomes apparent that such expectations may not be realized, resulting in a decrease in the market price of the Common Stock. In addition to the operating results of the Company, changes in earnings estimated by analysts, changes in general conditions in the economy or the financial markets or other developments affecting the Company or the private corrections industry could cause the market price of the Common Stock to fluctuate substantially.
In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operations performance.

EXECUTIVE OFFICERS

        The following table sets forth certain information concerning the executive officers of the Company. Ages are as of March 1, 1997.


NAME                                      AGE              POSITION
----                                      ---              --------
Doctor R. Crants                          52               Chairman of the Board;
                                                           Chief Executive Officer; Director

Thomas W. Beasley                         54               Chairman Emeritus of the Board;
                                                           Director

David L. Myers                            53               President

Darrell K. Massengale                     36               Chief Financial Officer;
                                                           Secretary and Treasurer;
                                                           Vice President, Finance

Gay Etheridge Vick, III                   49               Vice President International
                                                           Operations, and Managing Director,
                                                           CCA International

Charles A. Blanchette, Jr.                46               Vice President, Operations

Dennis E. Bradby                          47               Vice President, Education Services

Linda G. Cooper                           46               Vice President, Legal Affairs

Susan Hart                                36               Vice President, Communications

Peggy W. Lawrence                         41               Vice President, Investor Relations

John D. Rees                              50               Vice President, Business
                                                           Development

Linda A. Staley                           52               Vice President, Project
                                                           Development

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

        THOMAS W. BEASLEY, a founder of the Company, was elected Chairman Emeritus of the Board of Directors of the Company in June 1994. From June 1987 to June 1994, he served as Chairman of the Board. Mr. Beasley served as President of the Company from January 1983 to June 1987. He has served as a director since 1983. Mr. Beasley is also president of Dixon Springs Investments, Inc., a private real estate investment company. From 1974 through 1978, Mr. Beasley served as Chairman of the Tennessee Republican Party, and he continues to be active in Tennessee politics. Mr. Beasley graduated from the United States Military Academy at West Point in 1966 and received a Doctor of Jurisprudence degree from Vanderbilt University School of Law in 1973.

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

        GAY ETHERIDGE VICK, III was elected Vice President and Managing Director of the Company's International Operations in June 1994. From January 1987 to June 1994, he served as Vice President, Project Development for the Company. From April 1984 to December 1986, Mr. Vick served as Vice President, Design and Construction. From April 1983 to April 1984 he served as President of Vick and Harris, Ltd., where he masterplanned correctional and detention facilities. Mr. Vick graduated from Virginia Tech in 1970.

        CHARLES A. BLANCHETTE, JR. was elected Vice President, Operations of the Company in November 1996. In 1995, Mr. Blanchette was appointed Director, Facility Start-Up for the Company and in 1996 was named Division Coordinator in the Operations Department. Prior to his move to the corporate office, Mr. Blanchette directed successful start- ups of the Leavenworth Detention Center in 1992 and Central Arizona Detention Center in 1994. From 1987 to 1995, he served as warden for an number of the Company's correctional facilities. Prior to joining the

Company in 1987, Mr. Blanchette worked for 16 years with the Texas Department of Corrections. Mr. Blanchette graduated from Alvin Community College in Texas in 1974 and received specialized training from Texas A&M, the National Institute of Justice and the Federal Bureau of Investigation.

        DENNIS E. BRADBY has served as Vice President, Education Services of the Company since June 1991. From April 1986 through June 1991, Mr. Bradby served as the Company's Vice President, Operational Support Systems. From January through April 1986, Mr. Bradby served as the Facility Administrator of the Company's Silverdale Facilities and, from March 1984 through January 1986, as the Facility Administrator of the Company's Houston Immigration Detention Facility. He served as Regional Manager of the Virginia State Department of Corrections from 1977 through March 1984 and as the Assistant Superintendent of that department from 1974 through 1978. Mr. Bradby also served as Assistant Superintendent of the Juvenile Detention Facility in Norfolk, Virginia from 1973 through 1974. Mr. Bradby graduated from Norfolk State University in 1972.

        LINDA G. COOPER joined the Company in April 1987 as Senior Legal Counsel. In May 1988 she was elected Assistant Secretary for the Company and in January 1989 became its Vice President, Legal Affairs. From December 1981 to March 1987 she served as Staff Attorney and then Deputy General Counsel for the Kentucky Corrections Cabinet. Ms. Cooper received a Juris Doctor degree from the University of Kentucky in 1979.

        SUSAN HART was elected Vice President, Communications in June 1996. From 1993 to 1996, she served as director, communications of the Company. From 1989 to 1993, she served as director of public relations for the American Red Cross Blood Services. Ms. Hart graduated from Auburn University in 1981 with a major in Communications and became an accredited public relations practitioner in 1990.

        PEGGY W. LAWRENCE became Vice President, Investor Relations of the Company in June 1995. From June 1989 to June 1995, she served as Vice President, Communications for the Company and from March 1987 to June 1989, she served as the Company's Director of Communications. From January 1985 to March 1987, she served as an account executive for Dye, Van Mol and Lawrence Public Relations. From January 1980 to January 1985, Ms. Lawrence served as Vice President, Research at Morgan Keegan & Co., an investment banking firm. Ms. Lawrence graduated from the University of Tennessee at Knoxville in 1977 and became a Chartered Financial Analyst in 1984.

        JOHN D. REES was elected Vice President, Business Relations for the Company in June 1994. From 1969 until 1986 when he joined the Company, Mr. Rees served as warden of the Kentucky State Reformatory. Mr. Rees holds a Master of Science degree from Florida State University and a Bachelor of Arts degree from the University of Kentucky with majors in criminology, correctional administration and sociology.

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

ITEM 2. PROPERTIES

        The Company currently operates facilities located in 14 states, Washington, D.C., Puerto Rico, Australia and the United Kingdom. Of the Company's 44 domestic facilities, 13 are owned and 31 are leased as of March 1997.

        The location, name and rated capacity of each of the Company's operating facilities at March 20, 1997, grouped by state, are set forth in the following table:

                                                                             NO. OF              OWNED OR
LOCATION              CITY              NAME                                 BEDS                MANAGED
--------              ----              ----                                 ----                -------
Domestic
Facilities:

Arizona               Eloy              Eloy Detention Center                 1,250              Owned
                      Florence          Central Arizona                       1,792              Owned
                                        Detention Center
Colorado              Las               Bent County Correctional                335              Managed
                      Animas            Facility
Florida               Panama City       Bay Correctional Facility               750              Managed
                      Panama City       Bay County Jail                         276              Managed
                      Panama City       Bay County Jail Annex                   401              Managed
                      Brooksville       Hernando County Jail                    302              Managed
                      Lake City         Lake City Correctional Facility         350              Managed
                      Lecanto           Citrus County Detention                 300              Managed
                                        Facility
Indiana               Vincennes         Southwest Indiana Regional              132
                                        Youth Village                                            Managed
Kansas                Leavenworth       Leavenworth Detention Center            327              Owned
Louisiana             Winnfield         Winn Correctional Center              1,474              Managed
Minnesota             Appleton          Prairie Correctional Facility           564              Managed
Mississippi           Greenwood         Delta Correctional Facility           1,016              Managed
New Jersey            Elizabeth         Elizabeth Detention Center              300              Managed
New Mexico            Estancia          Torrance County Detention               286              Owned
                                        Facility
                      Grants            New Mexico Women's                      322              Owned
                                        Correctional Facility
                      Santa Fe          Santa Fe Detention Center               201              Managed
Oklahoma              Hinton            Great Plains Correctional               768              Managed
                                        Facility
                      Holdenville       Davis Correctional Facility             960              Managed
Puerto Rico           Guayama           Guayama Correctional Center           1,000              Managed
                      Ponce             Ponce Correctional Center             1,500              Managed

                                                                             No. of              Owned or
Location              City              Name                                 Beds                Managed
--------              ----              ----                                 ----                -------
South Carolina        Columbia          Columbia Training Center                400              Managed
Tennessee             Chattanooga       Silverdale Facilities                   414              Managed
                      Clifton           South Central Correctional            1,506              Managed
                                        Center
                      Mason             West Tennessee Detention                600
                                        Facility                                                 Owned
                      Memphis           Shelby Training Center                  200              Owned
                      Memphis           Tall Trees                               63              Managed
                      Nashville         Davidson County Juvenile                 48              Managed
                                        Detention Center
                      Nashville         Metro-Davidson County
                                        Detention Facility                    1,092              Managed
Texas                 Bartlett          Bartlett State Jail                     962              Managed
                      Bridgeport        Bridgeport Pre-Parole Transfer          200              Owned
                                        Facility
                      Brownfield        Brownfield Intermediate                 200              Managed
                                        Sanction Facility
                      Cleveland         Cleveland Pre-Release Center            520              Managed
                      Eden              Eden Detention Center                 1,006              Managed
                      Houston           Houston Processing Center               411              Owned
                      Laredo            Laredo Processing Center                258              Owned
                      Liberty           Liberty County Jail                     382              Managed
                      Mineral Wells     Mineral Wells Pre-Parole              1,119              Owned
                                        Transfer Facility
                      Overton           B.M. Moore Pre-Release                  500              Managed
                                        Center
                      Taylor            T. Don Hutto Correctional               480              Owned
                                        Center
                      Venus             Venus Pre-Release Center              1,000              Managed
District of                             Correctional Treatment                  866              Owned
Columbia                                Facility

International
Facilities:

Australia             Queensland        Borallon Corrections Centre             455              Managed
                      Victoria          Metropolitan Women's                    125              Owned
                                        Correctional Centre

United Kingdom        Redditch          Blakenhurst HM Prison                   649              Managed

     The Company maintains its corporate headquarters in approximately 21,600 square feet of office space at 102 Woodmont Boulevard, Nashville, Tennessee 37205, at a rate comparable for similar space in the area. In addition, the Company also leases approximately 13,000 square feet of office space in Brentwood, Tennessee, at a rate comparable for similar space in the area. The Company's wholly-owned subsidiary, TransCor, leases approximately 15,000 square feet of office space and a maintenance facility comprising approximately 8,000 square feet at 1510 Fort Negley Boulevard, Nashville, Tennessee, at a rate comparable for similar space in the area. In March 1996, the Company acquired approximately 3.25 acres in the Burton Hills Office Park, Nashville, Tennessee and is currently constructing a 75,000 square foot office building. Construction on the office building is scheduled for completion in November 1997, at which time the Company will terminate its current office leases and move the Company's corporate headquarters to the new building.

ITEM 3.               LEGAL PROCEEDINGS

                      Information with respect to this Item is incorporated herein by reference to Item 1 - "Business-Litigation".


ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 1996.

                                    PART II


ITEM 5.               MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.

      (a) The Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "CXC". The following table sets forth the quarterly high and low closing sales prices as reported on the NYSE for the periods indicated. In October 1995, the Company authorized a 2-for-1 stock split on its Common Stock effective October 31, 1995. The stock split was paid in the form of a one-share dividend for every share of Common Stock held by stockholders of record on October 16, 1995. In June 1996, the Company authorized a 2-for-1 stock split on its Common Stock effective July 2, 1996. The stock split was paid in the form of a one-share dividend for every share of Common Stock held by stockholders of record on June 19, 1996. All references herein to the Common Stock are on a post-split basis. The closing stock price for the Company's Common Stock on the New York Stock Exchange was $30.50 on December 31, 1996.

                      Fiscal Year 1996                                        High        Low
                      ----------------                                        ----        ---
                      First Quarter                                          $28.50       $17.38
                      Second Quarter                                          42.44        26.81
                      Third Quarter                                           35.50        27.25
                      Fourth Quarter                                          31.75        23.13

                      Fiscal Year 1995
                      ----------------

                      First Quarter                                          $ 7.66      $ 4.13
                      Second Quarter                                           9.41        7.35
                      Third Quarter                                           12.16        8.85
                      Fourth Quarter                                          19.19       11.72

      (b) As of March 18, 1997, there were approximately 1,267 holders of record of the Common Stock and 243 holders of record of the Company's warrants to purchase Common Stock.

      (c) The Company has not paid any cash dividends to its common stockholders since its inception and does not anticipate paying any cash dividends to its common stockholders in the foreseeable future. The Company intends to retain earnings to provide funds for its operations and growth. Future cash dividend policy will be determined by the Board of Directors based on conditions then existing, including the Company's earnings and financial condition, capital requirements and other relevant factors. In addition, cash dividends may not be paid without the consent of the Company's lenders.

      In September 1992, the Company issued a warrant dividend to its holders of Common Stock by distributing one warrant for every five outstanding shares of common stock held on the record date (the "Warrants"). The Warrants expire on September 14, 1997 and are convertible into four shares of Common Stock at an exercise price of $8.50. As of March 18, 1997, an aggregate of 3,268,652 shares of Common Stock currently were issuable upon exercise of the Warrants.

ITEM 6.    SELECTED FINANCIAL DATA

      The selected historical financial data for the five years ended December 31, 1996 are derived from the Company's consolidated financial statements and include financial data reflecting the acquisitions of TransCor in December 1994, Concept in April 1995 and CPI in August 1995, all of which were accounted for as poolings-of-interests. All information contained in the following table should be read in conjunction with the consolidated financial statements and related notes of the Company included herein.

                       CORRECTIONS CORPORATION OF AMERICA
                                INCOME STATEMENT
                     (In thousands, except per share data)
                            Years Ended December 31,

                                        1992            1993            1994              1995            1996
                                        ----            ----            ----              ----            ----
Revenues:                               $ 95,518        $132,534        $152,375          $207,241        $292,513

Expenses:
    Operating                             74,796         108,026         123,540           158,814         213,173
    General and administrative             8,408           7,885           9,413            14,288          13,428
    Depreciation
    and amortization                       5,468           5,759           5,753             6,524          11,339
                                        --------        --------        --------          --------        --------
                                          88,672         121,670         138,706           179,626         237,940
                                        --------        --------        --------          --------        --------
 Contribution from operations              6,846          10,864          13,669            27,615          54,573

Interest expense, net                      4,264           4,424           3,439             3,952           4,224
                                        --------        --------        --------          --------        --------

Income before
   income taxes                            2,582           6,440          10,230            23,663          50,349

Income tax provision                          50             832           2,312             9,330          19,469
                                        --------        --------        --------          --------        --------

Net income                                 2,532           5,608           7,918            14,333          30,880

Preferred stock dividends                     71             425             204              -               -
                                        --------        --------        --------          --------        --------



Net income allocable to
  common stockholders                   $  2,461        $  5,183        $  7,714          $ 14,333        $ 30,880
                                        ========        ========        ========          ========        ========

Net income per share:
  Primary                               $    .06        $    .10        $    .12          $    .19        $    .38
  Fully diluted                         $    .05        $    .10        $    .12          $    .18        $    .36

Weighted average shares
  outstanding:                            41,544          51,762          61,908            75,110          81,664

Working capital                         $ 11,074        $ 12,540        $ 12,587          $ 11,093        $ 50,548

Total assets                            $103,295        $109,285        $141,792          $213,478        $468,888

Long-term obligations,
  less current portion                  $ 56,277        $ 50,558        $ 47,984          $ 74,865        $117,535

Redeemable convertible
  preferred stock                       $  5,000        $  5,000        $  ---            $  ---          $  ---

Total stockholders' equity              $ 27,928        $ 34,182        $ 61,757          $ 96,704        $281,752

SALES OF UNREGISTERED SECURITIES

        Since December 31, 1995, the Company has issued the following unregistered securities:

        (A) On February 29, 1996, the Company sold an aggregate principal amount of $30,000,000 of Convertible Subordinated Notes to PMI Mezzanine Fund, L.P. in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Such notes bear interest at a rate of 7.5% per annum, mature on February 29, 2002, and the principal and accrued interest thereon are convertible into shares of Common Stock of the Company at a conversion price, as adjusted, of $25.91 per share.

        (B) On April 5, 1996, the Company sold an aggregate principal amount of $20,000,000 Convertible Subordinated Notes to Sodexho in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act. Such notes bear interest at a rate of 7.5% per annum, mature on April 5, 2002 and the principal and accrued interest thereon are convertible into shares of Common Stock of the Company at a conversion price, as adjusted, of $25.91 per share.

        (C) On August 1, 1996, the Company issued and sold an aggregate principal amount of $24,700,000 Corrections Corporation of America Detention Center Revenue Bonds Series 1996 in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act. Such bonds were issued pursuant a Trust Indenture (the "Indenture") between the Company and Liberty Bank and Trust Company of Tulsa, National Association. The bonds and interest thereon are limited obligations of the Company payable solely from revenues and funds pledged under the Indenture and from moneys drawn under an irrevocable letter of credit. The bonds bear interest at a variable rate payable monthly and mature on December 15, 2015.

        No underwriters were engaged in connection with the foregoing sales of securities.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company presently has contracts to manage 59 correctional and detention facilities with an aggregate design capacity of 42,537 beds. Of these 59 facilities, 47 are currently in operation and 12 are under development by the Company. The Company, through its United Kingdom joint venture, UKDS, manages one facility in the United Kingdom and, through its Australian joint venture, CC Australia, manages two facilities in Australia. The Company's ownership interest in CC Australia is accounted for under the equity method.
Of the 12 facilities under development by the Company, seven are scheduled to commence operations during 1997 (three in the second quarter and four in the third quarter) and five are scheduled to commence operations during 1998. In addition, at March 18, 1997, the Company had outstanding written responses to Request for Proposals and other solicitations for 12 projects with an aggregate design capacity of 11,035 beds.

     The following table sets forth the number of facilities under contract or award at the end of the periods shown:



                                                                                 December 31,
                                                                     -----------------------------------
                                                                     1994            1996           1995
                                                                     ----            ----           ----
Contracts(1)  . . . . . . . . . . . . . . . . . . .                      59              47             39
Facilities in operation . . . . . . . . . . . . . .                      42              38             31
Design capacity of contracts  . . . . . . . . . . .                  41,135          28,607         19,735
Design capacity of facilities in operation  . . . .                  24,310          20,252         13,404
Compensated mandays(2)  . . . . . . . . . . . . . .               7,113,794       4,799,562      3,768,095

(1) Comprised of facilities in operation and facilities under development for which contracts have been finalized.
(2) Compensated mandays for a period ended are calculated, for per diem rate facilities, as the number of beds occupied by residents on a daily basis during the period ended and, for fixed rate facilities, as the design capacity of the facility multiplied by the number of days the facility was in operation during the period.

     The Company derives substantially all of its revenues from the management of correctional and detention facilities for national, federal, state and local governmental agencies in the United States and abroad.

Geographic Market Concentration. The Company currently manages facilities in 14 states, Washington, D.C. and Puerto Rico. Management revenues by state, as a percentage of the Company's total revenues for years ended December 31, 1996 and 1995, respectively, are as follows:

                                         Percentage of                                    Percentage of
                        No. of            Fiscal 1996                    No. of            Fiscal 1995
State                 Facilities        Total Revenues                 Facilities         Total Revenues
-----                 ----------        --------------                 ----------         --------------
Arizona                   2                  14.7%                         2                   16.5%
Colorado                  1                    .3%                         0                    0.0%
Florida                   4                  10.3%                         5                    7.8%
Indiana                   1                    .4%                         1                    1.4%
Kansas                    1                   3.0%                         2                    4.6%
Louisiana                 1                   4.7%                         1                    6.1%
Minnesota                 1                    .7%                         0                    0.0%
Mississippi               1                   1.1%                         0                    0.0%
New Mexico                3                   6.7%                         3                    8.4%
Oklahoma                  2                   3.0%                         1                    1.9%
Puerto Rico               1                   4.7%                         1                     .1%
South Carolina            1                   2.1%                         0                    0.0%
Tennessee                 8                  19.2%                         8                   25.2%
Texas                     12                 23.6%                         12                  22.7%

      To the extent favorable or unfavorable changes in regulations or market conditions occur in these markets, such changes would likely have a corresponding impact on the Company's results of operations.

      Revenues for operation of correctional and detention facilities are recognized as the services are provided, based on a net rate per day per inmate ("per diem" rate) or on a fixed monthly rate ("fixed or determined" rate). Of the Company's 44 domestic facilities in operation, 40 are compensated on a per diem basis and four are compensated at fixed monthly rates. The per diem rates or fixed monthly rates vary according to the type of facility and the extent of services provided at the facility. Transportation revenues are based on a per mile charge or a fixed fee per trip.

      The Company incurs all facility operating expenses, except for certain debt service and lease payments with respect to certain facilities that the Company does not own or lease. The Company owns 13 of the domestic facilities it currently manages. The Company currently manages 31 domestic facilities that are owned or leased by a governmental agency, construction of which as been financed by the agency through one or more of a variety of methods.

      Facility payroll and related taxes constitute the majority of facility operating expenses. Substantially all other operating expenses consist of food, clothing, medical services, utilities, supplies, maintenance, insurance and other general operating expenses. As inmate populations increase following the start-up of a facility, operating expenses generally decrease as a percentage of related revenues. Each facility is fully staffed at the time it is open or taken over by the Company, although it may be operating at a relatively low occupancy rate at such time.

      General and administrative costs consist of salaries of officers and other corporate headquarters personnel, legal, accounting and other professional fees (including pooling expenses related to certain acquisitions), travel expenses, executive office rental, and promotional and marketing expenses. The most significant component of these costs relates to the hiring and training of experienced corrections and administrative personnel necessary for the implementation and maintenance of the facility management and transportation contracts.

      Operating income for each facility depends upon the relationship between operating costs, the rate at which the Company is compensated per manday, and the occupancy rate. The rates of compensation are fixed by contract and approximately two-thirds of all operating costs are fixed costs. Therefore, operating income will vary from period to period as occupancy rates fluctuate. Operating income will be affected adversely as the Company increases the number of newly-constructed or expanded facilities under management and experiences initial low occupancy rates.
      After a management contract has been awarded, the Company incurs facility start-up costs that consist principally of initial employee training, travel and other direct expenses incurred in connection with the contract. These costs are capitalized and amortized on a straight-line basis over the shorter of the term of the contract plus renewals, or five years. Depending on the contract, start-up costs are either fully recoverable as pass-through costs or are billable to the contracting agency over the original term of the contract plus renewals. The Company has historically financed start-up costs through available cash, the issuance of various securities, cash from operations and borrowings under the Company's revolving credit facility.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage of revenues of certain items in the Company's statement of operations and the percentage change from period to period in such items:

                                                                                      Period-to-Period
                                                                                      Percentage Changes
                                                                                      -------------------
                                                    December 31,                      1996           1995
                                                    ------------                    Compared       Compared
                                             1996       1995      1994              to 1995         to 1994
                                             ----       ----      ----              -------         -------
Revenues:                                     100.0%    100.0%     100.0%              41.1%          36.0%
      Expenses
      Operating                                72.9      76.6       81.1               34.2           28.6
      General and administrative                4.6       6.9        6.1               (6.0)          51.8
      Depreciation and amortization             3.9       3.2        3.8               73.8           13.4
                                              -----      ----       ----
Operating income                               18.6      13.3        9.0               97.6          102.0
                                              -----      ----       ----
Interest expense, net                           1.4       1.9        2.3                6.9           14.9
                                              -----      ----       ----
Income before income taxes                     17.2      11.4        6.7              112.8          131.3
Provision for income taxes                      6.6       4.5        1.5              108.7          303.5
                                              -----      ----       ----
Net Income                                     10.6       6.9        5.2              115.4           81.0
Preferred stock dividends                        .0        .0         .1                0           (100.0)
                                              -----      ----       ----
Net Income allocable to
      common stockholders                      10.6%      6.9%       5.1%             115.4%          85.8%
                                              =====      ====       ====

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

      Revenues. Total revenues increased 41% from 1995 to 1996 with increases in both management and transportation services. Management revenues increased 43% in 1996, or $84,171,000. This increase is due to the opening of new facilities and the expansion of existing facilities by the Company in 1995 and 1996. In 1996, the Company opened four new facilities with an aggregate design capacity of 2,501 beds, assumed management of two facilities with an aggregate design capacity of 899 beds and expanded five existing facilities to increase their design capacity by an aggregate of 1,058 beds. Accordingly, 4,458 new beds were brought on line in 1996. Due to the growth in beds, compensated mandays increased 48% in 1996 from 4,799,562 to 7,113,794. Average occupancy remained stable at 94.1% for 1996 as compared to 93.9% for 1995.

      Transportation revenues increased $1,101,000 or 12% in 1996 as compared to 1995. The 1996 growth was due to a continued marketing effort that expanded the customer base and resulted in increased compensated mileage.

      During the second and fourth quarters of 1996, the Company purchased the remaining two-thirds of UK Detention Services, a United Kingdom joint venture ("UKDS") from its original joint venture partners. After consideration of several strategic alternatives related to UKDS, the Company sold 20% of the entity to Sodexho S.A. ("Sodexho"), a French conglomerate, and recognized an after-tax gain of $515,000. In conjunction with this transaction, Sodexho was also provided the option to purchase an additional 30% of UKDS, which option expires in 1997.

      Facility Operating Expenses. Facility operating expenses increased 34.2% to $213,173,000 in 1996 compared to $158,814,000 in 1995. This increase was due to the additional beds on line that increased compensated mandays and the growth in the transportation services. The average management operating cost per manday was $28.82 for 1996 as compared to $31.59 for 1995. The decrease in average cost per manday was due to the Company's ability to realize more economies of scale as additional beds were brought on line. As a percentage of revenues, facility operating expenses decreased to 73% from 77%. This decrease is primarily attributable to the expansion of various facilities that added lower incremental operating expenses and improved economies of scale. Salary and related employee benefits constituted approximately 63% and 58% of facility operating expenses for 1996 and 1995, respectively.

      General and Administrative. General and administrative costs decreased 6% in 1996 to $13,428,000 as compared to $14,288,000 in 1995. This decrease is due to the non-recurring pooling expenses associated with acquisitions during fiscal 1995 as well as the Company's ability to reduce duplication in the general and administrative areas by integrating the acquired companies into its systems. Management believes that as the Company continues to grow, general and administrative expenses should increase in volume but continue to decrease as a percentage of revenues.

      Depreciation and Amortization. Depreciation and amortization increased 74% to $11,339,000 in 1996 as compared to $6,524,000 in 1995. The 1996 increase is due to the growth in total beds in Company-owned facilities as well as the one- time, non-recurring reserve of $850,000 established for the termination of the Company's contract with South Carolina.

      Interest Expenses, Net. Interest expense, net increased 7% in 1996, consisting of a 48% or $2,666,000, increase in interest expense and a 151%, or $2,394,000, increase in interest income. Interest expense increased due primarily to the addition of $50,000,000 in convertible subordinated notes issued in February and April 1996, bearing interest at 7.5%. Interest income increased as a result of the Company investing the net proceeds from an equity offering, which closed in June 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

      As discussed in Note 2 to the accompanying consolidated financial statements, in 1994 and 1995, the Company expanded its service capabilities and broadened its geographic presence in the United States through a series of strategic acquisitions that complemented the Company's development activities (collectively, the "Acquisitions"). In December 1994, the Company acquired TransCor America, Inc. ("TransCor"), a nationwide provider of inmate transportation services. In April 1995, the Company acquired Concept Incorporated ("Concept"), a prison management company with eight facilities and 4,400 beds under contract at the time of acquisition. In August 1995, the Company acquired Corrections Partners, Inc. ("CPI"), a prison management company with seven facilities and 2,900 beds under contract at the time of acquisition. The Company's operating results for 1995 were significantly affected by the Acquisitions. All of these business combinations were accounted for as a pooling-of- interests and, accordingly, the operations of TransCor, Concept and CPI have been combined in the accompanying consolidated financial statements. The discussion herein is based upon the combined operations of the Company, TransCor, Concept and CPI for all periods presented in the accompanying consolidated financial statements.

      Revenues. Total revenues increased 36% from 1994 to 1995 with increases in both management and transportation services. Management revenues increased 37% in 1995, or $53,213,000. This increase was due to the opening of new facilities and the expansions of existing facilities in 1994 and 1995 by the Company and the related Acquisitions. In 1995, the Company opened five new facilities with an aggregate design capacity 3,390 beds and assumed management of three facilities with an aggregate design capacity 1,688 beds. The Company also realized the full-year effect of three facilities added in 1994 with an aggregate design capacity 1,560 beds. The third contributing factor to growth was the expansion of 13 existing facilities to increase their design capacity by 1,887 beds. Due to the growth in the number of beds, compensated mandays increased 27% in 1995 from 3,768,095 to 4,799,562. Average occupancy remained stable at 93.9% for 1995 as compared to 93.5% for 1994.

      Transportation revenues increased $1,653,000 or 21% in 1995 as compared to 1994. The 1995 growth was due to a continued marketing effort that expanded the customer base and resulted in increased compensated mileage.

      During the first quarter of 1995, the Company purchased the remaining 50% of CC Australia from its original joint venture partner. After consideration of several strategic alternatives related to CC Australia, the Company then sold 50% of the entity to Sodexho during the second quarter of 1995. The Company accounted for the 100% ownership period on the equity basis of accounting and recognized an after-tax gain of $783,000 on the sale.

      Facility Operating Expenses. Facility operating expenses increased 29% to $158,814,000 in 1995 compared to $123,540,000 in 1994. This increase was due to the additional beds on line that increased compensated mandays and the growth in the transportation services. The average management operating cost per manday was $31.59 for 1995 as compared to $31.16 for 1994. The increase in average cost per manday was due to the significant number of new beds brought on line in 1995. As the five new facilities were opened, the full complement of fixed costs was being incurred prior to full occupancy. As a percentage of revenues, however, facility operating expenses decreased to 77% from 81%. This decrease was primarily attributable to the expansion of various facilities that added lower incremental operating expenses and improved economies of scale. Salary and related employee benefits constituted approximately 58% and 55% of facility operating expenses for 1995 and 1994, respectively.

      General and Administrative. General and administrative costs increased 52% in 1995 to $14,288,000 as compared to $9,413,000 in 1994. Included in 1995 were approximately $950,000 of non-recurring pooling expenses related to the Acquisitions. The Company has also expanded its management staff to manage its significant growth. Additional staff was added to bring new business on line, resulting in cost being incurred prior to revenue being realized. Also, as all transition issues are finalized from the acquired operations and the duplicate services are consolidated, general and administrative costs should decrease as a percentage of revenues.

      Depreciation and Amortization. Depreciation and amortization increased $771,000, to $6,524,000 in 1995 as compared to $5,753,000 in 1994. The 1995 increase was due to the growth in total beds in Company-owned facilities.

      Interest Expenses, Net. Interest expense, net increased 15% in 1995 due to the assumption of debt related to the Eloy Detention Center in Eloy, Arizona. In July, 1995 the Company acquired the remaining 50% of the investment in a partnership and assumed the assets and debts.

      Income Taxes. In 1995, the Company's effective income tax rate increased to 39% as compared to 23% in 1994. This increase in taxes was due to the Company's complete utilization of net operating loss carryforwards, therefore becoming subject to full statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's business is capital intensive in relation to the development of a correctional facility. The Company's efforts to obtain contracts, construct additional facilities and maintain its day-to-day operations have required the continued acquisition of funds through borrowings and equity offerings. Historically, the Company has financed these activities with cash generated from operating and bank borrowings, the issuance and sale of capital stock, subordinated convertible notes and senior secured debt, taxable and tax-exempt bonds, and by assisting governmental agencies in their issuance of municipal bonds.

      The Company's current ratio increased to 1.79 in 1996 as compared to 1.31 in 1995. The increase was due to the increase in accounts receivable that resulted from additional beds on line, as well as an increase in construction receivables for facilities being constructed by the Company. The ratio of long-term debt to total capitalization was 29% at December 31, 1996 compared to 44% at December 31, 1995. In October 1995, the Company declared a two-for-one stock split paid in the form of a one-share dividend for every share of Common Stock held on the record date. In June 1996, the Company declared a second two-for-one stock split paid in the form of a one-share dividend for every share of Common Stock held on the record date. All references to number of shares have been adjusted for both stock splits.

      Cash flow from operations for 1996 was approximately $24,390,000 as compared to $17,766,000 in 1995 and $11,637,000 in 1994. The Company has
strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, its expansion of existing facilities where economies of scale could be realized, and its continuing effort of cost containment.

      In 1994, the Company entered into an international strategic alliance with Sodexho for the purpose of pursuing prison management business outside the United States. In connection with this alliance, Sodexho purchased a significant ownership interest in the Company and entered into certain agreements with the Company relating to future financings by the Company and certain corporate governance and control issues. These issues included the grant by the Company to Sodexho of a preemptive right to purchase additional shares of Common Stock in securities convertible into or exchangeable for Common Stock in any amount necessary to enable Sodexho to maintain a percentage ownership in the Company equal to 20% of the Common Stock on a fully diluted basis.

      In February 1996, the Company issued $30,000,000 of its convertible subordinated notes to an investor. The proceeds were used to repay the outstanding principal under the Company's working capital credit facility and construction loan. The notes bear interest at 7.5%, payable quarterly, and require the Company to maintain specific ratio requirements relating to net worth, cash flow and debt coverage. The notes are convertible into shares of the Company's Common Stock at a conversion price, as adjusted, of $25.91 per share. In April 1996, due to the triggering of its preemptive right in connection with the issuance of the convertible subordinated notes, Sodexho purchased $20,000,000 of convertible subordinated notes under the same terms and conditions.

      In June 1996, the Company completed a public offering of 3,750,000 shares of common stock at a price to the public of $37.50 per share. The proceeds of the offering, after deducting all associated costs, were $131,812,000.

      In August 1996, the Company issued $24,700,000 of Revenue Bonds to finance the construction of a 480-bed medium security detention facility located in Taylor, Texas. These bonds are taxable low floaters and are secured by an irrevocable direct pay letter of credit issued by a group of banks.

      In September 1996, the Company entered into a new revolving credit facility with a group of banks. The new revolving credit facility replaces the $25,000,000 revolving line of credit which was scheduled to mature in May 1997. The new revolving credit facility provides for general corporate borrowings up to $170,000,000, which includes the issuance of a maximum of $136,000,000 in letters of credit and matures in September 1999. The credit facility is secured by the pledge of stock of the Company's first tier domestic subsidiaries and bears interest, at the election of the Company, at either the agent bank's prime rate or a rate which is .5%, .75% or 1.0% above the applicable 30, 60 or 90-day LIBOR rate, depending on the Company's leverage ratio. Interest is payable quarterly with respect to prime rate loans and at the expiration of the applicable period with respect to LIBOR rate-based loans. There are no prepayment penalties associated with the credit facility. The credit facility requires the Company, among other things, to maintain specific ratio requirements relating to net worth, leverage and debt service coverage. The facility also limits certain payments and distributions. As of December 31, 1996, there were $4,000,000 in borrowings under the facility. Letters of credit totaling $65,011,369 had been issued, leaving the unused commitment at $100,988,631.

      In September 1996, the Company also closed a $2,500,000 credit facility with a bank that provides for the issuance of letters of credit and matures in September 1999. As of December 31, 1996, there were $1,393,274 in letters of credit issued, leaving the unused commitment at $1,106,726.

      The Company anticipates making cash investments in connection with future acquisitions and expansions. In addition, the Company plans to use a portion of its cash to finance start-up costs, leasehold improvements and equity investments in facilities, if appropriate in connection with undertaking new contracts. The Company believes that the cash flow from operations, proceeds from the secondary offering and amounts available under its credit facility will be sufficient to meet its capital requirements for the foreseeable future. Furthermore, management believes that additional resources may be available to the Company through a variety of other financing methods.

      Statements contained in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations relating to anticipated growth in revenues, anticipated working capital and sources of funding for growth opportunities and construction expenditures, interest costs and income constitute "forward-looking statements." The projections made herein are expressed in good faith and believed by the Company to have a reasonable basis, but there can be no assurance that actual outcomes or results will not differ materially from the expected outcomes or results described herein. Important factors that could cause actual results to differ materially from the forward-looking statements identified in this paragraph are discussed in the section entitled "Business - Risk Factors" and accompany such forward- looking statements.

INFLATION

      Many of the Company's facility contracts provide periodic adjustments in the compensation paid to the Company in accordance with changes in the consumer price index during such period. Management does not believe that inflation has had a material adverse effect on the revenues or expenses of the Company.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived

Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for long-term assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted SFAS 121 effective January 1, 1996. Such adoption did not have a material impact on the results of operations, financial condition or cash flows of the Company.

      In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements regarding stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation costs for instruments issued under stock-based compensation plans on these fair values. The Company adopted the disclosure requirements of SFAS 123 effective January 1, 1996, but did not change the method of accounting for these plans.

      The FASB has approved a statement of financial accounting standards effective for fiscal years ending after December 15, 1997 which establishes standards for computing and presenting earnings per share and also establishes standards with respect to disclosure of information regarding an entity's capital structure. While the Company is required to adopt the provisions of the new standard in the first quarter of 1997, it does not expect the adoption thereof to have a material effect on the Company's results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
                 Report of Independent Public Accountants . . . . . . . . . . . . . . . . .        F-2

                 Consolidated Balance Sheets at December 31, 1996
                 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-3

                 Consolidated Statements of Operations for the years
                 ended December 31, 1996, 1995, and 1994  . . . . . . . . . . . . . . . . .        F-4

                 Consolidated Statements of Cash Flows for the years
                 ended December 31, 1996, 1995, and 1994  . . . . . . . . . . . . . . . . .        F-5

                 Consolidated Statements of Stockholders' Equity
                 for the years ended December 31, 1996, 1995,
                 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-9

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .       F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 There have been no disagreements with the Company's accountants on any matter of accounting principles and practices or financial statement disclosures. Arthur Andersen LLP was selected by the Company's Board of Directors to serve in such capacity during the fiscal year 1996 and has been selected by the Board to serve in such capacity during the fiscal year 1997.



                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                 The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder Action - Proposal 1. Election of Directors" and "Management - Directors and Executive Officers" included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A no later than April 30, 1997.

ITEM 11.         EXECUTIVE COMPENSATION

                 The information required by this item will appear in the sections entitled "Executive Compensation," included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A no later than April 30, 1997; which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A no later than April 30, 1997.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A no later than April 30, 1997.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

        (a)      The following documents are filed as part of this Report:

                 (1)     Financial Statements.
                         The Financial Statements as set forth under Item 8 of this report on Form 10-K have been filed herewith, beginning on Page F-1 of this report.

                 (2)     Financial Statement Schedules.
                         All schedules specified in the accounting regulations of the Securities and Exchange Commission have been omitted because they are either inapplicable or are not required.

                 (3) The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith.

        (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

        (c)      Certain Exhibits.  See Item 14(a)(3) above.

        (d) Certain Financial Statements. See Item 14(a) (1) and (2) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CORRECTIONS CORPORATION OF AMERICA


Date: March 28, 1997                         By: /s/ Doctor R. Crants
                                                 -------------------------
                                                 Doctor R. Crants,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                               POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints DOCTOR R. CRANTS and DARRELL K. MASSENGALE, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Corrections Corporation of America for the fiscal year ended December 31, 1996, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dated indicated.

Date: March 28, 1997                 /s/ Doctor R. Crants
                                     ----------------------------------------
                                     Doctor R. Crants, Chairman of the Board,
                                     Chief Executive Officer and Director
                                     (Principal Executive Officer)


Date: March 28, 1997                 /s/ Darrell K. Massengale
                                     ----------------------------------------
                                     Darrell K. Massengale, Vice President,
                                     Finance; Chief Financial Officer;
                                     Secretary and Treasurer (Principal
                                          Financial and Accounting Officer)



Date: March 28, 1997                                /s/ Thomas W. Beasley
                                                    -----------------------------------------
                                                    Thomas W. Beasley, Chairman Emeritus
                                                    and Director


Date: March 28, 1997                                /s/ Joseph F. Johnson
                                                    -----------------------------------------
                                                    Joseph F. Johnson, Director


Date: March 28, 1997                                /s/ William F. Andrews
                                                    -----------------------------------------
                                                    William F. Andrews, Director


Date: March 28, 1997                                /s/ R. Clayton McWhorter
                                                    -----------------------------------------
                                                    R. Clayton McWhorter, Director


Date: March 28, 1997                                /s/ Samuel W. Bartholomew, Jr.
                                                    -----------------------------------------
                                                    Samuel W. Bartholomew, Jr., Director


Date: March 28, 1997                                /s/ Jean-Pierre Cuny
                                                    -----------------------------------------
                                                    Jean-Pierre Cuny, Director

                     CORRECTIONS CORPORATION OF AMERICA
                              AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1996 AND 1995

                                 TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Corrections Corporation of America and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corrections Corporation of America and Subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP
Nashville, Tennessee
February 18, 1997

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)

                             ASSETS                                                   1996              1995
---------------------------------------------------------------                  --------------   ---------------
 CURRENT ASSETS:
    Cash, cash equivalents and restricted cash                                   $        8,282   $         2,714
    Accounts receivable, net of allowances                                              100,551            39,661
    Prepaid expenses                                                                      2,940             1,569
    Deferred tax assets                                                                   1,026             1,646
    Other                                                                                 1,643             1,020
                                                                                 --------------    --------------
           Total current assets                                                         114,442            46,610


 RESTRICTED INVESTMENTS                                                                     587               443
 OTHER ASSETS                                                                            29,405            18,752
 PROPERTY AND EQUIPMENT, NET                                                            288,697           137,019
 NOTES RECEIVABLE                                                                        22,859               890
 INVESTMENT IN DIRECT FINANCING LEASES                                                   12,898             9,764
                                                                                 --------------    --------------
                                                                                 $      468,888   $       213,478
                                                                                 ==============   ===============
              LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------
 CURRENT LIABILITIES:
    Accounts payable                                                             $       39,224   $        10,757
    Accrued salaries and wages                                                            5,487             3,480
    Accrued property taxes                                                                1,675             1,623
    Other accrued expenses                                                                9,227             8,637
    Current portion of long-term debt                                                     8,281            11,020
                                                                                 --------------    --------------
           Total current liabilities                                                     63,894            35,517


 LONG-TERM DEBT, NET OF CURRENT PORTION                                                 117,535            74,865
 DEFERRED TAX LIABILITIES                                                                 4,717             4,164
 OTHER NONCURRENT LIABILITIES                                                               990             2,228
                                                                                 --------------    --------------
           Total liabilities                                                            187,136           116,774
                                                                                 --------------    --------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
    Common stock - $1 (one dollar) par value; 150,000 shares
    authorized
                                                                                         75,029            64,540
    Additional paid-in capital                                                          165,317            16,560
    Retained earnings                                                                    42,132            15,641

    Treasury stock, at cost                                                                (726)              (37)
                                                                                 --------------   ---------------
           Total stockholders' equity                                                   281,752            96,704
                                                                                 --------------   ---------------
                                                                                 $      468,888   $       213,478
                                                                                 ==============   ===============

 The accompanying notes are an integral part of these consolidated statements.

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            1996              1995              1994
                                                                         ---------         ---------          --------
 REVENUES                                                                $ 292,513         $ 207,241          $152,375

 EXPENSES:
    Operating                                                              213,173           158,814           123,540
    General and administrative                                              13,428            14,288             9,413
    Depreciation and amortization                                           11,339             6,524             5,753
                                                                         ---------         ---------          --------

 OPERATING INCOME                                                           54,573            27,615            13,669

 INTEREST EXPENSE, NET                                                       4,224             3,952             3,439
                                                                         ---------         ---------          --------
 INCOME BEFORE INCOME TAXES                                                 50,349            23,663            10,230


 PROVISION FOR INCOME TAXES                                                 19,469             9,330             2,312
                                                                         ---------         ---------          --------
 NET INCOME                                                                 30,880            14,333             7,918


 PREFERRED STOCK DIVIDENDS                                                       -                 -               204
                                                                         ---------         ---------          --------
 NET INCOME ALLOCABLE TO COMMON STOCKHOLDERS
                                                                         $  30,880         $  14,333          $  7,714
                                                                         =========         =========          ========
 NET INCOME PER COMMON SHARE:

    Primary                                                              $     .38         $     .19          $    .12
                                                                         =========         =========          ========
    Fully diluted                                                        $     .36         $     .18          $    .12
                                                                         =========         =========          ========
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                            81,664            75,110            61,908
                                                                         =========         =========          ========

The accompanying notes are an integral part of these consolidated statements.

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (IN THOUSANDS)


                                                                      1996             1995           1994
                                                                 --------------   --------------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                 $      30,880    $      14,333     $       7,918
       Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization                              11,339            6,524             5,753
              Deferred and other noncash income taxes                    13,117            6,162               878
       Other noncash items                                                  524                -                 -
       (Gain) loss on disposal of assets                                 (3,501)          (1,284)               11

              Equity in earnings of unconsolidated entities              (1,098)            (619)             (422)
Changes in assets and liabilities, net of acquisitions:
                 Accounts receivable                                    (55,993)         (12,750)           (7,901)
                 Prepaid expenses                                        (1,371)             (18)              (70)
                 Other current assets                                      (623)             (87)             (259)

                 Accounts payable                                        28,467            1,991             4,537
                 Accrued expenses                                         2,649            3,514             1,192
                                                                  ---------------  ---------------   --------------
                        Net cash provided by operating
                                       activities                        24,390           17,766            11,637
                                                                  ---------------  ---------------   --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
           Additions of property and equipment                         (165,703)         (25,926)          (24,891)
         Acquisition of UCLP                                                  -           (5,250)                -
           Increase in restricted cash and investments                   (3,025)            (619)               (7)
           Increase in other assets                                     (11,163)          (8,500)           (1,836)
           Investment in affiliates, net                                 (3,138)          (3,717)             (426)
 Proceeds from disposals of assets                                        6,747            3,763                25
 Purchase of notes receivable                                           (22,500)               -              (900)
  Increase in direct financing leases                                    (3,693)               -                 -
  Payments received on direct financing leases and
    notes receivable                                                        553              328               286
                                                                  ---------------  ---------------   --------------
         Net cash used in investing activities                         (201,922)         (39,921)          (27,749)
                                                                  ---------------  ---------------   --------------





(Continued)

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (Continued)



                                                                  1996                    1995                  1994
                                                              ------------            ------------           -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                      $74,700                 $7,111                 $15,974
    Payments on long-term debt                                    (24,443)                (8,648)                (14,159)
       Payments on notes payable to stockholders                        -                      -                    (403)
       (Payments on) proceeds from line of credit, net            (10,500)                13,715                     270
    Payment of debt issuance costs                                   (433)                  (260)                      -
       Payments of  dividends                                           -                      -                    (291)

  Proceeds from issuance of common stock                          131,006                  7,859                  10,571
  Proceeds from exercise of stock options and warrants              9,889                    868                   1,137
           Purchase of treasury stock and warrants                      -                   (630)                      -
                                                              -----------             -----------           ------------
       Net cash provided by financing  activities                 180,219                 20,015                  13,099
                                                              -----------             -----------           ------------
 NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                    2,687                 (2,140)                 (3,013)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       2,145                  4,285                   7,298
                                                              -----------             -----------           ------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                            $4,832                 $2,145                  $4,285
                                                              ===========             ===========           ============
 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Cash paid during the year for:
      Interest (net of amounts capitalized)                        $8,979                 $5,145                  $4,854
                                                              ===========             ===========           ============
      Income taxes                                                 $6,630                 $3,060                  $1,572
                                                              ===========             ===========           ============


                                 (Continued)

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                  (Continued)


                                                                      1996             1995              1994
                                                                --------------     --------------    -------------
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND                 --------------     --------------    -------------
 FINANCING ACTIVITIES:
--------------------------------------------------------
 The company entered into an international alliance and         --------------     --------------    -------------
 equity participation which included the deferral of the
 payment of certain issuance costs:
--------------------------------------------------------
            Other assets                                        $           -      $           -     $      (3,488)
--------------------------------------------------------        --------------     --------------    -------------
            Other accrued expenses                                          -                  -               990
--------------------------------------------------------        --------------     --------------    -------------
            Other noncurrent liabilities                                    -                  -             2,970
--------------------------------------------------------        --------------     --------------    -------------
            Additional paid-in capital                                      -                  -              (472)
--------------------------------------------------------        --------------     --------------    -------------
                                                                $           -      $           -     $           -
                                                                ==============     ==============    =============


 Long-term debt was converted into common stock through the
 exercise of stock warrants:
                 Other assets                                   $           -      $          27    $           9
                 Long-term debt                                             -             (1,428)            (357)
                 Common stock                                               -                400              100
                 Additional paid-in capital                                 -              1,001              248
                                                                --------------     --------------   --------------
                                                                $           -      $           -    $           -
                                                                ==============     ==============    =============
 Redeemable convertible preferred stock was converted into
 common stock:
                 Other assets                                   $           -      $           -    $         290
                 Preferred stock                                            -                  -           (5,000)
                 Common stock                                               -                  -            1,400
                 Additional paid-in capital                                 -                  -            3,310
                                                                --------------     --------------   --------------
                                                                $           -      $           -    $           -
                                                                ==============     ==============    =============



                                                       (Continued)

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                                       COMMON STOCK                        ADDITIONAL
                                                                  ------------------------          -------------------------
                                                                   SHARES          AMOUNT           SHARES           AMOUNT
                                                                  -------          ------           ------           ------
 BALANCE, DECEMBER 31, 1993                                        48,600          $48,600            (148)           $(340)

 Issuance of common stock                                           3,712            3,712                -               -
 Stock options exercised and warrants converted to stock
                                                                    3,432            3,432               70              33
 Income tax benefits of incentive stock option exercises
                                                                        -                -                -               -

 Conversion of long-term debt and preferred stock                   3,636            3,636                -               -
 Preferred stock dividends                                              -                -                -               -
 Net income                                                             -                -                -               -
 BALANCE, DECEMBER 31, 1994                                        59,380           59,380              (78)           (307)


 Issuance of common stock                                           1,158            1,158                -                -
 Stock options exercised and warrants repurchased or
 converted to stock                                                 2,228            2,228               74              270
 Income tax benefits of incentive stock option exercises
                                                                        -                -                -                -
 Conversion of long-term debt                                       1,774            1,774                -                -
 Net income                                                             -                -                -                -

 BALANCE, DECEMBER 31, 1995                                        64,540           64,540              (4)             (37)

 Issuance of common stock                                           3,700            3,700                -                -
 Stock options exercised and warrants converted to stock
                                                                    6,789            6,789             (19)            (689)
 Income tax benefits of incentive stock option exercises
                                                                        -                -                -                -

 Compensation expense related to deferred stock awards
                                                                        -                -                -                -
 Net income                                                             -                -                -                -
 BALANCE, DECEMBER 31, 1996                                        75,029          $75,029             (23)           $(726)



                                                                  RETAINED            TOTAL
                                                                                                      ISSUED
                                                                   CAPITAL         (DEFICIT)           EQUITY
 BALANCE, DECEMBER 31, 1993                                       $(10,780)         $(3,298)            $34,182

 Issuance of common stock                                             6,387                -             10,099
 Stock options exercised and warrants converted to stock
                                                                    (1,430)            (550)              1,485
 Income tax benefits of incentive stock option exercises
                                                                        593                -                593

 Conversion of long-term debt and preferred stock                     4,048                -              7,684
 Preferred stock dividends                                                -            (204)              (204)
 Net income                                                               -            7,918              7,918
 BALANCE, DECEMBER 31, 1994                                         (1,182)            3,866             61,757


 Issuance of common stock                                             7,184                -              8,342
 Stock options exercised and warrants repurchased or
 converted to stock                                                   1,699          (2,558)              1,639
 Income tax benefits of incentive stock option exercises
                                                                      3,987                -              3,987
 Conversion of long-term debt                                         4,872                -              6,646
 Net income                                                               -           14,333             14,333

 BALANCE, DECEMBER 31, 1995                                          16,560           15,641             96,704

 Issuance of common stock                                           128,112                -            131,812
 Stock options exercised and warrants converted to stock
                                                                      8,177          (4,389)              9,888
 Income tax benefits of incentive stock option exercises
                                                                     11,944                -             11,944

 Compensation expense related to deferred stock awards
                                                                        524                -                524
 Net income                                                               -           30,880             30,880
 BALANCE, DECEMBER 31, 1996                                        $165,317          $42,132           $281,752


The accompanying notes are an integral part of these consolidated statements.

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (Continued)


                                                                        1996            1995              1994
                                                                  -------------     --------------    -------------
    Long-term debt was converted into common stock:

                 Other assets                                    $            -     $          53     $         26
                 Long-term debt                                               -            (6,700)          (3,000)
                 Common stock                                                 -               887              419
                 Additional paid-in capital                                   -             5,760            2,555
                                                                 --------------      --------------   -------------
                                                                 $            -     $           -     $          -
                                                                 ==============     ===============   ==============

 The company acquired property and equipment by
 assuming long-term debt:
                 Property and equipment                          $            -     $     (27,392)    $          -
                 Long-term debt                                               -            27,392                -
                                                                 --------------     ---------------   -------------
                                                                 $            -     $           -     $          -
                                                                 ==============     ===============   ==============






        The accompanying notes are an integral part of these consolidated statements.

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corrections Corporation of America (together with its subsidiaries, referred to as the "company"), a Delaware corporation, operates and manages prisons and other correctional facilities and provides prisoner transportation services for governmental agencies. The company provides a full range of related services to governmental agencies, including managing, financing, designing and constructing new facilities and redesigning and renovating older facilities. The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, TransCor America, Inc. ("TransCor"), Concept Incorporated ("Concept"), Corrections Management Affiliates, Inc. ("CMA"), Correctional Services Group, Inc. ("CSG") and CCA International, Inc. CCA International, Inc. has two wholly-owned subsidiaries, CCA France, Inc. and CCA (UK) Limited. CCA (UK) Limited has a majority owned subsidiary, UK Detention Services Limited ("UKDS"). Concept has two wholly-owned subsidiaries, Mineral Wells R.E. Holding Corp. ("Mineral Wells") and United-Concept Inc. ("United-Concept"). Concept, together with Mineral Wells, wholly owns United-Concept Limited Partnership ("UCLP"). CMA, together with CSG, wholly owns Corrections Partners, Inc. ("CPI"). The accompanying consolidated financial statements and note information reflect the accounting for the acquisitions in 1994 and 1995 of TransCor, Concept, CMA and CSG in transactions accounted for under the pooling-of-interests method of accounting and the acquisitions in 1995 and 1996 of United-Concept, UCLP and UKDS accounted for under the purchase method of accounting. All material intercompany transactions and balances have been eliminated.

At December 31, 1996, the company has a 50% interest in Corrections Corporation of Australia PTY LTD ("CC Australia"). CC Australia provides services similar to the company in Australia and surrounding countries. The company accounts for this investment under the equity method. Assets and liabilities are converted from their functional currency into the U.S. dollar utilizing the conversion rate in effect at the balance sheet date. Revenue and expense items are converted using the weighted average rate during the period. The excess of the company's investment in this unconsolidated subsidiary over the underlying equity is being amortized over twenty-five years.

Deferred project development costs consist of costs that can be directly associated with a specific anticipated contract and, if recovery from that contract is probable, are deferred until the anticipated contract has been awarded. At the time the contract is awarded to the company, the deferred project development costs are either capitalized as part of property and equipment or are transferred to project development costs. Costs of unsuccessful or abandoned contracts are charged to depreciation and amortization expense when their recovery is not considered probable. Internal costs incurred in securing new clients including costs of responding to requests for proposals are expensed as incurred. Facility start-up costs, principally costs of initial employee training, travel and other direct expenses incurred in connection with opening of new facilities, to the extent recoverable under each negotiated contract, are deferred and recorded as other assets. Project development costs and start-up costs are amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years.

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

Investment in direct financing leases represent the portion of the company's management contract with a governmental agency that represents payments on building and equipment leases. The leases are accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the leases less unearned income are capitalized as the company's investment in the leases. Unearned income is recognized as income over the term of the leases using the interest method.

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement generally requires the company to record deferred income taxes for the differences between book and tax bases of its assets and liabilities.

The company maintains contracts with various governmental entities to manage their facilities for fixed per diem rates or monthly fixed rates. The company also maintains contracts with various federal, state and local governmental entities for the housing of inmates in company owned facilities at fixed per diem rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. The company expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions. The company records revenues based on these per diem rates and the number of inmates housed during the revenue period. The company recognizes development revenue on the percentage-of-completion method.

To meet the reporting requirements of SFAS 107, "Disclosures About Fair Value of Financial Instruments," the company calculates the fair value of financial instruments using quoted market prices. At December 31, 1996, there were no material differences in the book values of the company's financial instruments and their related fair values, except for the company s convertible subordinated notes (see Note 8) and the forward contract for convertible subordinated notes (see Note 13), which based on the conversion rate on the underlying equity securities, have an estimated fair market value of approximately $339,000.

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

In March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for long-term assets by requiring that such assets be probable of future recovery at each balance sheet date. The company adopted SFAS 121 effective January 1, 1996. The company did not experience a material impact on its results of operations, financial condition or cash flows as a result of adoption.

SFAS No. 128, "Earnings per Share" has been issued effective for fiscal years ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and also establishes standards with respect to disclosure of information about an entity's capital structure. The company is required to adopt the provisions of SFAS No. 128 in the first quarter of 1997 and does not expect adoption thereof to have a material effect on the company's results of operations.

Certain reclassifications of 1995 and 1994 amounts have been made to conform with the 1996 presentation.


2.  MERGERS AND ACQUISITIONS

On August 18, 1995, the company issued 2,800 shares of its common stock for all the outstanding shares of CMA and CSG. CMA and CSG operate and manage prisons and other correctional facilities for governmental agencies.

On April 25, 1995, the company issued 5,450 shares of its common stock for all the outstanding shares of Concept. Concept operates and manages prisons and other correctional facilities for governmental agencies. Of the shares issued, 273 are held in escrow for the resolution of precombination contingencies.

On December 30, 1994, the company issued 5,200 shares of its common stock for all the outstanding shares of TransCor, a prisoner transportation company. Of the shares issued, 520 are held in escrow for the resolution of certain precombination contingencies.

The transactions above were accounted for under the pooling-of-interests method of accounting and the company has previously filed restated financial statements. In the preparation of the consolidated financial statements, the company made certain immaterial adjustments and reclassifications to the historical financial statements of TransCor, Concept, CMA and CSG to be consistent with the accounting policies of the company.

During the second and fourth quarters of 1996, the company purchased the remaining two-thirds of UKDS from its original joint venture partners. After consideration of several strategic alternatives related to UKDS, the company sold 20% of the entity to Sodexho, S.A. ("Sodexho"), a French conglomerate, and recognized an after-tax gain of $515. In conjunction with this transaction, Sodexho was also provided the option to purchase an additional 30% of UKDS. This option expires June 30, 1997.

As discussed in Note 7, the company exercised its option to acquire the remaining 50% of its investment in UCLP during 1995. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the acquisition. The operations of UCLP on a consolidated basis prior to the acquisition are not material to the company's results of operations.

During the first quarter of 1995, the company purchased the remaining 50% of CC Australia from its original joint venture partner. After consideration of several strategic alternatives related to CC Australia, the company sold 50% of the entity to Sodexho during the second quarter of 1995. The company accounted for the 100% ownership period on the equity basis of accounting and recognized an after-tax gain of $783 on the sale.


3. OTHER ASSETS

Other assets consist of the following:

                                                                            DECEMBER 31,
    -----------------------------------------------------------------------------------------------

                                                                      1996               1995
                                                                  -------------      --------------
    Deferred project development costs                            $       284        $  1,230
    Project development costs, less accumulated amortization
     of $499 and $487, respectively                                     3,989           2,275
    Facility start-up costs, less accumulated amortization
     of $4,296 and $2,728, respectively                                11,404           6,705
    Debt issuance costs, less accumulated amortization of
     $1,698 and $1,289, respectively                                    2,555           1,669
    Deferred placement fees                                             2,404           2,404
    Investments in affiliates                                           7,893           3,756
    Other assets                                                          876             713
                                                                  -----------        --------
                                                                  $    29,405        $ 18,752
                                                                  ===========        ========


4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

                                                                              DECEMBER 31,
---------------------------------------------------------------------------------------------------
                                                                       1996              1995
                                                                  -------------      --------------
 Land                                                             $        14,276     $        3,953
 Buildings and improvements                                               140,470            114,863
 Equipment                                                                 19,376             13,486
 Office furniture and fixtures                                              2,937              2,262
 Construction in progress                                                 137,405             23,083
                                                                  ---------------     --------------
                                                                          314,464            157,647
 Less accumulated depreciation                                            (25,767)           (20,628)
                                                                  ---------------     --------------
                                                                  $       288,697     $      137,019
                                                                  ===============     ==============


Depreciation expense was $7,147, $4,428 and $3,469 for 1996, 1995 and 1994,
respectively.

5. NOTES RECEIVABLE

Notes receivable consists of the following:

                                                                                      DECEMBER 31,
                                                                            ---------------------------------
                                                                                 1996               1995
                                                                            -------------      --------------
 Note receivable, principal and interest payments of $206 monthly through September 2016, interest at 9.25%, secured by a first
    mortgage on a facility.                                                  $      22,401      $            -


 Notes receivable, $700 is secured by a third mortgage on a
    facility and is due in January 1999, remaining balance is due in monthly principal and interest payments through April 1999,
    weighted average interest rate at 11.14%.                                          876                 890
                                                                             -------------      --------------
                                                                                    23,277                 890
                                                                             -------------      --------------
 Less current portion in accounts receivable                                          (418)                  -
                                                                             -------------      --------------
                                                                             $      22,859      $          890
                                                                             =============      ==============


6. INVESTMENT IN DIRECT FINANCING LEASES

At December 31, 1996, the company's investment in direct financing leases represents building and equipment leases between the company and the State of New Mexico for the New Mexico Women's Correctional Facility. The agreements contain provisions that allow the state to purchase the buildings and equipment for predetermined prices at specific intervals during the contract period.

A schedule of minimum future rentals to be received under the direct financing leases at December 31, 1996, is as follows:

                                                                           DIRECT
                                                                          FINANCING
                                                                        LEASES RENTAL
                                                                          RECEIVABLE
                                                                        -------------
                                 1997                                  $          1,807
                                 1998                                             1,807
                                 1999                                             1,807
                                 2000                                             1,807
                                 2001                                             1,807
                              Thereafter                                         17,465
                                                                       ----------------
                 Total minimum obligation                                        26,500
                 Less unearned income                                           (13,129)
                                                                       ----------------
                 Present value of direct financing leases                        13,371
                 Less current portion in accounts receivable                      (473)
                                                                       ----------------
                 Long-term portion at December 31, 1996                $         12,898
                                                                       ================

7.         INVESTMENT IN UCLP

At December 31, 1994, Concept and its affiliates owned 49.9% of UCLP and Concept owned 50% of the common stock of United-Concept, which owned .2% of UCLP and was the managing general partner of UCLP. In addition, Concept had an option to purchase from its partner in UCLP the other 50% partnership interests in UCLP and the other 50% of the common stock of United-Concept. On July 17, 1995, Concept exercised its option and acquired the remaining interests of UCLP for $5,250.

United-Concept has issued and outstanding one thousand shares of common stock (which Concept owns) and one share of voting preferred stock, which is owned by The First National Bank of Chicago under an indenture agreement related to the financing of the Eloy Facility. Each share of stock, common and preferred, has one vote. The preferred stock does not participate in income distribution by United-Concept and has a ten dollar liquidation value. The by-laws of United-Concept require 100% shareholder approval of significant corporate actions, and also require an independent director. Concept is entitled to 100% of the income of UCLP, but the independent director effectively has veto power over certain actions of United-Concept.

The company's investment in UCLP was accounted for under the equity method from inception through July 17, 1995. Since July 17, 1995, the company is entitled to 100% of the income and has responsibility for all the debt and for satisfying the contractual obligation of UCLP. As a result, the company has included UCLP in the consolidated financial statements.

8. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                             DECEMBER 31,
---------------------------------------------------------------------------------------------------
                                                                       1996              1995
                                                                  -------------      --------------
 Senior Secured Notes, principal payments of $1,773 annually through 1997, increasing to $2,660 in 1998 with the unpaid balance due in 2000, interest payable semi-annually at
    11.08%, collateralized by property and equipment with a
    carrying value of $8,424 at December 31, 1996, and by
    revenues from certain contracts.                             $        10,328     $        12,215


 Secured Notes Payable, principal payments due annually in
    various amounts through 1997, interest payable monthly at
    9.6%, collateralized by property and equipment with a
    carrying value of $10,935 at December 31, 1996, and by
    revenues from a contract.                                              1,210               2,981



 Detention Center Revenue Bonds, interest payable monthly at variable rates (5.85% at December 31, 1996), principal due at maturity in 2015, collateralized by a letter of credit
    issued by a group of banks.                                           24,700                   -


                                                                             DECEMBER 31,
---------------------------------------------------------------------------------------------------
                                                                       1996              1995
                                                                  -------------      --------------

 Industrial Development Revenue Bonds, principal paid in full
    in November 1996.                                            $             -     $         2,385


 Notes payable to a bank, principal and interest at
    10%, payable monthly until maturity in March 2000,
    collateralized by property and equipment with a carrying
    value of $30,709 at December 31, 1996, and by revenues from
    a contract.                                                           20,911              25,608

 Revolving Credit Facility payable to a group of banks,
    principal due September 1999, interest payable quarterly at the bank s prime rate (8.25% at December 31, 1996) or LIBOR plus .5% (6.0% at December 31, 1996), collateralized by the pledge of stock of the company's first tier domestic
    subsidiaries.                                                          4,000                   -

 Bank Loan, principal paid in full in February 1996.                           -              12,580


 Line of credit payable to a bank, principal paid in full in
    February 1996.                                                             -              14,500

 Convertible Subordinated Notes, principal due at maturity in
    2002 with call provisions beginning in March 2000, interest
    payable quarterly at 7.5%.                                            50,000                   -


 Convertible Subordinated Notes, principal due at maturity in
    1999 with call provisions beginning in June 1999, interest
    payable semi-annually at 8.5%.                                         7,000               7,000


 Convertible Subordinated Notes, principal due at maturity in
    1998 with call provisions beginning in June 1997, interest
    payable quarterly at 8.5%.                                             7,500               7,500


 Other                                                                       167               1,116
                                                                 ---------------     ---------------
                                                                         125,816              85,885

 Less current portion                                                     (8,281)            (11,020)
                                                                 ---------------     ---------------
                                                                 $       117,535     $        74,865
                                                                 ===============     ===============

At December 31, 1996, the company's revolving credit facility provides for borrowings up to $170,000. The facility bears interest at the bank's prime rate or LIBOR plus .50%, .75% or 1.0%, depending on the company's leverage ratio.
The facility consists of a working capital line, which includes letters of credit. Letters of credit totaling $65,011 have been issued to support an industrial development bond, a taxable bond and to secure performance bonds.
The unused commitment at December 31, 1996, was $100,989. The facility is subject to renewal on September 6, 1999.


At December 31, 1996, the company has a $2,500 letter of credit facility. Letters of credit totaling $1,393 have been issued to secure the company's worker's compensation insurance policy, performance bonds and utility deposits. The unused commitment at December 31, 1996, was $1,107. The facility is subject to renewal on September 6, 1999.

Restricted cash of $3,450 and $569 at December 31, 1996 and 1995, respectively, represents cash held in sinking funds established for the funding of current year principal and interest on certain bonds and current construction obligations.

The company does not maintain any significant formal or informal compensating balance arrangements with financial institutions.

The Convertible Subordinated Notes are convertible into the company's common stock at prices ranging from $1.69 to $25.91 per share. The company may require conversion under certain conditions after the stock has a market value of 150% of the conversion price for a specified period. In 1995, Convertible Subordinated Notes with a face value of $6,700 were converted into 1,774 shares of common stock.

The provisions of the credit facilities, bonds, and notes contain restrictive covenants, the most restrictive of which are limits on the payment of dividends, incurrence of additional indebtedness, investments and mergers. The agreements also require that the company maintain specific ratio requirements relating to cash flow, tangible net worth, interest coverage and earnings. The company was in compliance with the covenants at December 31, 1996.

The company capitalized interest of $502, $717 and $377 in 1996, 1995 and 1994, respectively. Interest expense, net is comprised of the following for each year:

                                           1996              1995               1994
                                      -------------     --------------      --------------
 Interest expense                     $       8,200     $       5,534       $        4,954
 Interest income                             (3,976)           (1,582)              (1,515)
                                      -------------     --------------      --------------
                                      $       4,224     $       3,952       $        3,439
                                      =============     ==============      ==============


Maturities of long-term debt for the next five years and thereafter are: 1997 - $8,281; 1998 - $16,357; 1999 - $21,007; 2000 - $5,471; 2001 - $0 and thereafter
- $74,700.

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provision for income taxes is comprised of the following components:

                                                            FOR THE YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------
                                                        1996              1995              1994
                                                   --------------    --------------    --------------
        CURRENT PROVISION
              Federal                               $      5,567     $        2,853    $        1,319
           State                                             785                315               115
                                                   --------------    --------------    --------------
                                                           6,352              3,168             1,434
                                                   --------------    --------------    --------------
        INCOME TAXES CHARGED TO EQUITY
           Federal                                        10,719              3,567               531
           State                                           1,225                420                62
                                                   --------------    --------------    --------------
                                                          11,944              3,987               593
                                                   --------------    --------------    --------------
        DEFERRED PROVISION

           Federal                                         1,052              1,946                99
           State                                             121                229               186
                                                   --------------    --------------    --------------
                                                           1,173              2,175               285
                                                   --------------    --------------    --------------
                Provision for income taxes          $     19,469     $        9,330    $        2,312
                                                   ==============    ==============    ==============

Significant components of the company's deferred tax assets and liabilities are as follows:

                                                                            DECEMBER 31,
----------------------------------------------------------------------------------------------------
                                                                     1996              1995
                                                                --------------     --------------

    CURRENT DEFERRED TAX ASSETS
    Asset reserves and liabilities not yet deductible
       for tax                                                   $       2,067     $       1,473
    Alternative minimum tax carryforward                                     -               173
                                                                 -------------     -------------
          Total current deferred tax assets                              2,067             1,646
                                                                 -------------     -------------
    CURRENT DEFERRED TAX LIABILITY
    Income item not yet taxable                                          1,041                 -
                                                                 -------------     -------------
        Total current deferred tax liability                             1,041                 -
                                                                 -------------     -------------
           Net current deferred tax assets                       $       1,026     $       1,646
                                                                 =============     =============


                                                                            DECEMBER 31,
----------------------------------------------------------------------------------------------------
                                                                       1996              1995
                                                                  --------------     --------------

    NONCURRENT DEFERRED TAX ASSETS

      Other                                                        $         788     $          35
                                                                  --------------     --------------
           Total noncurrent deferred tax assets                              788                35
                                                                  --------------     --------------

    NONCURRENT DEFERRED TAX LIABILITIES

      Tax in excess of book depreciation and                               3,876             3,565
         amortization
      Income items not yet taxable and other                               1,629               634
                                                                  --------------     --------------
           Total noncurrent deferred tax liabilities                       5,505             4,199
                                                                  --------------     --------------
                Net noncurrent deferred tax liabilities            $       4,717     $       4,164
                                                                  ==============     ==============

A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income for the years ended December 31, is as follows:


                                                            1996        1995         1994
                                                           ------      ------       ------
 Statutory federal rate                                     35.0%        34.0%       34.0%
 State taxes, net of federal tax benefit                     4.0          4.0         4.0
 Utilization of net operating loss carryforward               -            -        (15.4)
 Other items, net                                            (.3)         1.4         -
                                                           -----        -----       -----
                                                            38.7%        39.4%       22.6%
                                                           =====        =====       =====



10.  EARNINGS PER SHARE

Primary net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Stock warrants and stock options are considered common stock equivalents. The convertible subordinated notes are not common stock equivalents. In computing fully diluted net income per common share, the 8.5% convertible subordinated notes are considered dilutive using the if-converted method. In 1994, the 8.5% convertible subordinated notes were antidilutive. The following table presents information necessary to calculate fully diluted earnings per share for the years ended December 31:

                                                1996             1995             1994
                                              ----------       ----------       ----------
 Net income allocable to common
   stockholders                                $    30,880      $    14,333      $     7,714
 Interest expense applicable to
   convertible subordinated notes, net of
   tax                                                 752              740                -
                                               -----------      -----------      -----------
 Adjusted net income                           $    31,632      $    15,073      $     7,714
                                               ===========      ===========      ===========

 Fully diluted weighted average common
   shares outstanding                               81,740           77,355           62,440
 Conversion of convertible subordinated
   notes                                             6,249            6,249                -
                                               -----------      -----------      -----------
 Adjusted fully diluted common shares
   outstanding                                      87,989           83,604           62,440
                                               ===========      ===========      ===========

 Fully diluted earnings per share              $       .36      $       .18      $       .12
                                               ===========      ===========      ===========

11. STOCKHOLDERS' EQUITY

Preferred Stock -

The company has authorized 1,000 shares of $1 par value preferred stock.

In December 1991, the company sold 50 shares of Series A preferred stock for $5,000. The preferred stock earned dividends at 8.5% and were paid quarterly from January 31, 1993 through June 23, 1994. Each share of the Series A preferred stock was convertible into 56 shares of common stock. In June 1994, the Series A preferred stock was converted at par value into 2,800 shares of common stock. At December 31, 1996, no preferred stock was issued or outstanding.

Stock Offering -

On June 5, 1996, the company completed a secondary public offering of 3,700 new shares of its common stock. The net proceeds of $131,812 were used to develop, acquire and expand correctional and detention facilities.

Stock Split -

On June 5, 1996, the Board of Directors declared a two-for-one stock split of the company's common stock to be effective on July 2, 1996. An amount equal to the par value of the common shares outstanding as of July 2, 1996, was transferred from additional paid-in capital to the common stock account. On October 4, 1995, the Board of Directors declared a two-for-one stock split of the company's common stock to be effective on October 31, 1995. An amount equal to the par value of the common shares outstanding as of October 31, 1995, was transferred from additional paid-in capital to the common stock account. All references to number of shares and to per share data in the consolidated financial statements have been adjusted for these stock splits.

Stock Warrants -

The company has issued stock warrants to certain affiliated and unaffiliated parties for providing certain financing, consulting and brokerage services to the company and to stockholders as a dividend. Stock warrants outstanding at December 31, 1996, are as follows:

           DATE OF         NUMBER OF      EXERCISE         EXPIRATION
          ISSUANCE         WARRANTS        PRICE              DATE
          --------         ---------    -------------      -----------
            9/4/92            839         $8.50/share        9/14/97
           6/23/94          1,100       $15.80/share        12/31/99

Each warrant entitles the warrant holder to four common shares upon exercise. The warrants are exercisable from the date of issuance except for the warrants issued September 4, 1992, which were exercisable beginning April 30, 1993. In 1996, the company extended the expiration date of the warrants issued June 23, 1994, from December 31, 1998, to December 31, 1999.

In 1996, 1,313 warrants were exercised at $8.50 per share. In 1995, 268 warrants were exercised at prices ranging from $7.14 to $8.50 per share. In 1995, the company purchased 60 warrants at the market price of $18 per share from a warrant holder.

Stock Option Plans -

The company has incentive and nonqualified stock option plans under which options may be granted to "key employees" as designated by the Board of Directors. The options are granted with exercise prices that equal market value on the date of grant. The options are exercisable after the later of two years from the date of employment or one year after the date of grant until ten years after the date of the grant.

The company's Board of Directors approved a stock repurchase program for up to an aggregate of 400 shares of the company's stock for the purpose of funding the employee stock options, stock ownership and stock award plans.

Stock option transactions relating to the company's incentive and nonqualified stock option plans are summarized below:

                                                                             1996
--------------------------------------------------------------------------------------------------
                                                                                 WEIGHTED AVERAGE
                                                              NUMBER OF SHARES    EXERCISE PRICE
                                                              ----------------   -----------------
Outstanding at beginning of period                               3,916             $    3.73
 Granted                                                           903                 27.06
 Exercised                                                      (1,297)                 2.92
 Canceled                                                          (19)                22.97
                                                               -------             ---------
 Outstanding at end of period                                    3,503             $    9.96
                                                               =======             =========
 Available for future grant                                      2,950                   -
                                                               =======             =========
 Exercisable                                                     2,601             $    4.06
                                                               =======             =========

                                                                             1995
--------------------------------------------------------------------------------------------------
                                                                                 WEIGHTED AVERAGE
                                                              NUMBER OF SHARES    EXERCISE PRICE
                                                              ----------------   -----------------
 Outstanding at beginning of period                              3,470             $    2.31
 Granted                                                         1,248                  7.61
 Exercised                                                        (754)                 3.49
 Canceled                                                          (48)                 5.82
                                                               -------             ----------
 Outstanding at end of period                                    3,916              $   3.73
                                                               =======             ==========
 Available for future grant                                      3,818                    -
                                                               =======             ==========
 Exercisable                                                     2,680              $    1.93
                                                               =======             ==========

                                                                  1994
--------------------------------------------------------------------------------------------------
                                                           NUMBER OF SHARES
                                                           ----------------
 Outstanding at beginning of period                             6,382
 Granted                                                          178
 Exercised                                                     (3,060)
 Canceled                                                         (30)
                                                              -------
 Outstanding at end of period                                   3,470
                                                              =======
 Available for future grant                                     1,020
                                                              =======
 Exercisable                                                    3,386
                                                              =======

The weighted average fair value of options granted during 1996 and 1995 was $12.28 and $3.21 per option, respectively. The options outstanding at December 31, 1996, have exercise prices between $.96 and $33.13 and a weighted average remaining contractual life of 7 years.

In addition to the plans mentioned above, the company has a nonqualified stock option plan to encourage stock ownership by selected employees of the company. Pursuant to the plan, stock options may be granted to key employees upon authorization by the Board of

Directors. The aggregate number of options that may be granted under the plan is 1,440. As of December 31, 1996, 240 options were outstanding at an option price of $1.35 per share.

During 1995, the company authorized the issuance of 337 shares of common stock to certain key employees as a deferred stock award. The award becomes fully vested ten years from the date of grant based on continuous employment with the company. The company is expensing the $3,670 of awards over the vesting period.

In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. The company has adopted the disclosure-only provisions of SFAS 123. As a result, no compensation cost has been recognized for the company's stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, the company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:


                                                                 1996               1995
                                                            --------------     --------------
 Net income - as reported                                    $      30,880      $      14,333
 Net income - pro forma                                             25,995             13,550


 Net income per share - Primary - as reported                $         .38      $         .19
 Net income per share - Primary - pro forma                            .32                .17

 Net income per share - Fully Diluted - as reported          $         .36      $         .18


 Net income per share - Fully Diluted - pro forma
                                                                       .30                .16

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               1996           1995
                                                             ----------     --------
 Expected dividend yield                                        0.0%          0.0%
 Expected stock price volatility                               49.5%         50.3%
 Risk-free interest rate                                        5.9%          6.8%
 Expected life of options                                     4 YEARS       4 years

Employee Stock Ownership Plan -

The company has an Employee Stock Ownership Plan whereby each employee of the company who is at least 18 years of age is eligible for membership in the plan as of January 1 of their first anniversary year in which they have completed at least one thousand hours of service.

Benefits, which become 40% vested after four years of service and 100% vested after five years of service, are paid on death, retirement or termination. The Board of Directors has discretion in establishing the amount of the company contributions. The company's contributions to the plan may be in the form of common stock, cash or other property. Contributions to the plan amounted to $2,086, $1,366 and $1,059 for the years ended December 31, 1996, 1995 and 1994, respectively.


12.  REVENUES AND EXPENSES

Approximately 99% of the company's revenues for the years ended December 31, 1996, 1995 and 1994, relate to amounts earned from federal, state and local governmental management and transportation contracts.

The company had revenues of 21%, 23% and 17% from the federal government and 54%, 49% and 54% from state governments for the years ended December 31, 1996, 1995 and 1994, respectively. One state government had revenues of 16%, 18% and 24% for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, another state government had revenues of 11% for the year ended December 31, 1994.

Accounts receivable include $55,924 and $37,057 due from federal, state and local governments at December 31, 1996 and 1995, respectively. Accounts receivable and accounts payable at December 31, 1996, consist of the following:

                                                        ACCOUNTS           ACCOUNTS
                                                       RECEIVABLE          PAYABLE
                                                    --------------     --------------
 Trade                                              $       50,618     $       10,766
 Construction                                               44,469             28,458
 Other                                                       5,464                  -
                                                    --------------     --------------
                                                    $      100,551     $       39,224
                                                    ==============     ==============


Salaries and related benefits represented 63%, 58% and 54% of operating expenses for the years ended December 31, 1996, 1995 and 1994, respectively.

For the year ended December 31, 1996, the company recognized after-tax, development fee income of $1,629 related to a contract to design, construct and equip a detention facility.

13.  INTERNATIONAL ALLIANCE

The company has entered into an International Alliance (the "Alliance") with Sodexho to pursue prison management business outside the United States. In conjunction with the Alliance, Sodexho purchased an equity position in the company by acquiring several instruments. In 1994, the company sold Sodexho 2,800 shares of common stock at $3.75 per share and a $7,000 convertible subordinated note bearing interest at 8.5%. Sodexho also received 1,100 warrants at $15.80 per warrant that expire December 1999. Each warrant entitles Sodexho to four common shares upon exercise. In consideration of the placement of the aforementioned securities, the company agreed to pay Sodexho $3,960 over a four-year period ending in 1998. These fees include debt issuance costs and private placement equity fees. These fees have been allocated to the various instruments and are charged to debt issuance costs or equity as the respective financings are completed. Sodexho is subject to a standstill agreement that limits their ownership to 25% in the company and has certain preemptive rights to retain its percentage ownership.

In 1995, Sodexho purchased 1,090 shares of common stock for $7.63 per share pursuant to their contractual preemptive right. Also during 1995, the company and Sodexho entered into a forward contract whereby Sodexho would purchase up to $20,000 of convertible subordinated notes at any time prior to December 1997. The notes will bear interest at LIBOR plus 1.35% and will be convertible into common shares at a conversion price of $6.83 per share.

In 1996, the company sold $20,000 of convertible notes to Sodexho pursuant to their contractual preemptive right. The notes bear interest at 7.5% and are convertible into common shares at a conversion price of $25.91 per share.


14.  RELATED PARTY TRANSACTIONS


The company pays legal fees to a law firm of which one of the partners is a stockholder and a member of the Board of Directors of the company. Legal fees, including fees related to the company's mergers and acquisitions, paid to the law firm amounted to $683, $675 and $140 in 1996, 1995 and 1994, respectively.

15.  COMMITMENTS AND CONTINGENCIES

The company leases certain facilities, office space and equipment under long-term operating leases expiring through 2001. Rental expense was approximately $2,786, $5,904 and $3,490 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum rental commitments for noncancelable leases are as follows:

               YEAR                              AMOUNT
              ------                         -------------
               1997                          $    4,147
               1998                               3,520
               1999                               1,741
               2000                                 322
               2001                                  37


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

Each of the company's management contracts and the statutes of certain states require the maintenance of insurance. The company maintains various insurance policies including employee health, worker s compensation, automobile liability and general liability insurance. These policies are fixed premium policies with various deductible amounts that are self-funded by the company. Reserves are provided for estimated incurred claims within the deductible amounts.

The company guarantees $113 of a bank facility for CC Australia. The company has provided a $1,000 performance bond in connection with UKDS's management contract with the United Kingdom.

The company provides a limited guarantee related to a bond issue on the Eden Detention Center in Eden, Texas. The maximum obligation as of December 31, 1996 was $22,875. In the event the company is required to fund amounts pursuant to this limited guarantee, the company will obtain ownership rights to the facility.


16.  EVENT SUBSEQUENT TO DECEMBER 31, 1996 (UNAUDITED)


On January 30, 1997, the company purchased the fixed and movable assets of a correctional treatment facility in Washington, D.C. for $52,000. The company has entered into additional agreements to manage this facility and lease it back to Washington, D.C. over a period of twenty years.

                               INDEX OF EXHIBITS

         Exhibits marked with an * are filed herewith. Exhibits following exhibit number 10(kkkkk) are numbered beginning with 10.100. Other exhibits have previously been filed with the Commission and are incorporated herein by reference. Exhibits marked with a + are compensation plans required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

Exhibit                                                                      Sequential
Number                              Description                              Page Number
-------                             -----------                              -----------
3(a)             Certificate of Incorporation of the Company. (1)

3(b)             Amended and Restated By-Laws of the Company. (4)

3(d) Certificate of Amendment to the Certificate of Incorporation of the Company dated May 26, 1995.(28)

3(e)* Certificate of Amendment to the Certificate of Incorporation of the Company dated May 14, 1996

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

4(d)             Form of Warrant for the purchase of common stock of the
                 Company, expiring November 30, 2000 issued to Teachers
                 Insurance and Annuity Association of America, Massachusetts
                 Mutual Life Insurance Company, Massmutual Corporate Investors
                 and Massmutual Participation Investors.  (13)

4(f)             8.5% Convertible Extendable Subordinated Notes originally due
                 September 30, 1998, dated as of June 22, 1992 in the aggregate principal


Exhibit                                                                      Sequential
Number                              Description                              Page Number
-------                             -----------                              -----------
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


Exhibit                                                                      Sequential
Number                              Description                              Page Number
-------                             -----------                              -----------
4(o)             8.5% Convertible Subordinated Note due November 7, 1999 made payable to Sodexho S.A. in the aggregate principal amount of
                 $7,000,000.(18)

4(p) Stock Purchase Warrant for the purchase of Common Stock of the Company issued to Sodexho, S.A. on June 23, 1994.(19)

4(q)             Warrant Repurchase Agreement, dated February 1, 1995, between
                 First Union National Bank of Tennessee and the Company.(28)

4(r) Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of June 22, 1992 in the aggregate principal amount of $2,500,000, made payable to Cudd & Co. and Atwell & Co. (Original Exhibit No.
                 4(f)).(28)

4(s) Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of December 2, 1992 in the aggregate principal amount of $1,500,000, made payable to Cudd & Co. and Atwell & Co. (Original Exhibit No.
                 4(g)).(28)

4(t) Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of April 29, 1993 in the aggregate principal amount of $3,500,000, made payable to Cudd & Co. and Atwell & Co. (Original Exhibit No. 4(l).(28)

4(u)             Form of 7.5% Convertible, Subordinated  Note due February 28,
                 2002 made payable to PMI Mezzanine Fund, L.P. in the aggregate principal amount of $30,000,000.(28)

4(v)*            Form of 7.5% Convertible, Subordinated Note due February 28,
                 2002 made payable to Sodexho S. A., in the aggregate principal amount of $20,000,000.

4(w)* Note Purchase Agreement, dated as of April 5, 1996, by and among Sodexho S.A. and the Company, relating to the issuance of 7.5% Convertible, Subordinated Notes in the aggregate principal amount of $20,000,000.

4(x)* Registration Rights Agreement with respect to the Note Purchase Agreement, dated as of April 5, 1996, by and among Sodexho S.A. and the Company.


Exhibit                                                                      Sequential
Number                              Description                              Page Number
-------                             -----------                              -----------
4(y)*            Trust Indenture dated as of August 1, 1996, with respect to the Detention Center Revenue Bonds Series 1996 in the
                 aggregate principal amount of $24,700,000, among Liberty Bank and Trust Company of Tulsa, National Association and the
                 Company.

10(c)            Corrections Corporation of America Stock Option Plan dated
                 January 23, 1985, as amended by First Amendment to Corrections
                 Corporation of America Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-Qualified Stock
                 Option Agreement. (1)

10(d)+           Non-Qualified Stock Option Plan of the Company, dated January
                 16, 1986, and related form of Non-Qualified Stock Option
                 Agreement. (1)

10(e)+           Corrections Corporation of America 1988 Flexible Stock Option
                 Plan. (7)

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

10(v) Memorandum of Understanding regarding privatization of France's penitentiary system. (2)

10(z) Loan Agreement, dated November 1, 1986, between the Company and Bay County, Florida relating to $4,500,000 Bay County,
                 Florida  Industrial Development Correctional Facilities
                 Revenue Bonds, Series A (Corrections Corporation of America
                 Project) and related Indenture of Trust. (5)

10(aa)+          Second Amendment to Corrections Corporation of America Stock
                 Option Plan of Company, dated March 27, 1987, together with form of Incentive Stock Option Agreement. (6)

10(ee) Joint Venture Agreement, dated August 27, 1986, by and among the Company, Jean-Louis Vullierme and Pierre
                 Dejardin-Verkinder. (9)


Exhibit                                                                      Sequential
Number                              Description                              Page Number
-------                             -----------                              -----------
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

10(ii) Memorandum of Understanding, dated August 27, 1987, by and among the Company, Jean-Louis vullierme and Pierre
                 Dejardin-Verkinder. (9)

10(jj)           Agreement, dated August 31, 1987, by and among the Company,
                 Spie, Lyonnaise and Banque Worms. (9)

10(ll)           Agreement, dated February 22, 1988, by and among the Company,
                 Jean-Louis Vullierme and Pierre Dejardin-verkinder. (9)

10(mm)           Agreement, dated February 22, 1988, by and between CCA
                 International, Inc. and Initiative Industriali S.P.A. (9)


10(qq)+          Third Amendment to Corrections Corporation of America Stock
                 Option Plan dated March 18, 1988. (8)

10(xx)           U.S. Government Lease for Real Property by and between the
                 United States of America and the Company, dated April 10,
                 1984, relating to the Houston facility. (11)

10(zz)+          Corrections Corporation of America 1989 Stock Bonus Plan. (12)


Exhibit                                                                      Sequential
Number                              Description                              Page Number
-------                             -----------                              -----------
10(eee)          Letter of Guaranty, dated October 27, 1989, between the
                 Company and National Australia Bank Limited, relating to the guaranty by the Company of certain advances made by National
                 Australia Bank Limited to Corrections Corporation to
                 Australia, Pty. Ltd. (12)

10(fff) Assignment and Assumption Agreement, dated March 2, 1990, by and between the Company and Esmor, Inc., relating to the assignment of Esmor, Inc.'s leasehold interest in real property located in San Diego County, California and the assignment of Esmor Inc.'s contract with the Immigration and Naturalization Service for the construction and operation of an INS Detention Facility. (12)

10(mmm)+         First Amendment to Corrections Corporation of America 1988
                 Flexible Stock Option Plan, dated June 8, 1989. (12)

10(nnn)+         First Amendment to the Corrections Corporation of America
                 Non-Qualified Stock Option Plan, dated June 8, 1989. (12)

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


Exhibit                                                                      Sequential
Number                              Description                              Page Number
-------                             -----------                              -----------
10(hhhh)         Amendment dated March 26, 1992 to the Note Purchase Agreement described in Exhibit 10(uuu). (14)

10(iiii)+        Corrections Corporation of America Amended and Restated
                 Employee Stock Ownership Plan.(14)

10(jjjj)         Loan Agreement, dated March 17, 1992, by and between the
                 Company and Canada Life Assurance Company, relating to a loan in the aggregate principal amount of $6,500,000; Promissory
                 Note; First Mortgage and Security Agreement, and Assignment of
                 Lease, Rents, Management and Securities Agreement. (16)

10(nnnn)+        Employment Agreement, dated as of September 28, 1992, between the Company and Doctor R. Crants. (16)

10(oooo) Amended and Restated Promissory Note, dated November 6, 1992, executed by Doctor R. Crants, to the order of the Corporation in the aggregate principal amount of $300,000. (16)

10(pppp) Amendment dated June 26, 1992 to Note Purchase Agreement described in Exhibit 10(uuu). (16)

10(yyyy)+        Corrections Corporation of America Non-Employee Director Stock
                 Option Plan.(17)

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

10.102+          First Amendment to Corrections Corporation of America 1991
                 Flexible Stock Option Plan dated March 11, 1994.(24)

10.109+ Amendments to the Amended and Restated Corrections Corporation of America Employee Savings and Stock Ownership Plan dated
                 June 3, 1994.(24)


Exhibit                                                                      Sequential
Number                              Description                              Page Number
-------                             -----------                              -----------
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

10.138+          Amended and Restated Corrections Corporation of America 1989
                 Stock Bonus Plan dated February 20, 1995.(24)

10.139           Corrections Corporation of America 1995 Employee Stock
                 Incentive Plan effective as of March 20, 1995.(26)

10.140           Stock Purchase Agreement, dated March 31, 1995, between the
                 Company and Chubb Security Holdings Australia Limited A.C.N.
                 003 590 921.(28)

10.141 Share Exchange Agreement, dated as of April 25, 1995, among the Company, Concept Incorporated, and the Stockholders of Concept Incorporated.(25)

10.142           Note Purchase Agreement dated as of June 22, 1992, among
                 Pacific Mutual Life Insurance Company, PM Group Life Insurance
                 Company and the Company as amended by Amendment No. 1 to the Note Purchase Agreement, dated as of August 25, 1992,
                 Amendment No. 2 to the Note Purchase Agreement, dated as of
                 October 29, 1992, Amendment No. 3 to Note Purchase Agreement, dated as of April 29, 1993 and Amendment No. 4 to the Note
                 Purchase Agreement, dated as of April 25, 1995.(28)

10.143           Stock Purchase Agreement, dated as of June 9, 1995, between
                 Sodexho S.A. and the Company concerning sale of shares of Corrections Corporation of Australia Pty. Ltd. A.C.N. 010 921
                 641.(28)


Exhibit                                                                      Sequential
Number                              Description                              Page Number
-------                             -----------                              -----------
10.144           Stock Purchase Agreement, dated as of June 29, 1995, between
                 Sodexho S.A. and the Company.(28)

10.145           Amendment No. 1 to Securities Purchase Agreement, dated as of
                 July 11, 1995, between Sodexho S.A. and the Company.(28)

10.146           Amended and Restated Loan Agreement, dated as of July 13,
                 1995, between First Union National Bank of Tennessee and the Company.(28)

10.147           Letter of Credit, dated July 13, 1995, issued by First Union
                 Bank of North Carolina to the Company.(28)

10.148           Purchase Agreement, dated July 17, 1995, between Concept
                 Incorporated and Landmark Organization Southwest, Inc.(28)

10.149           Purchase Agreement, dated July 17, 1995, between Concept
                 Incorporated and U.C. Eloy, Inc.(28)

10.150 Agreement and Plan of Merger, dated as of August 18, 1995, among the Company, CMA Acquisition, Inc., CSG Acquisition,
                 Inc., Correction Management Affiliates, Inc., Correctional
                 Services Group, Inc., the shareholders of Correction
                 Management Affiliates, Inc. and the shareholders of Correctional Services Group, Inc.(27)

10.151           Shareholders' Agreement, dated as of October 17, 1995, among
                 Corrections Corporation of Australia Pty. Ltd., the Company, and Sodexho S.A.(28)

10.152           First Amendment to Stock Purchase Agreement, dated October 17,
                 1995, between Sodexho S.A. and the Company.(28)

10.153+          First Amendment to Amended and Restated Corrections
                 Corporation of America 1989 Stock Bonus Plan, dated November
                 3, 1995.(28)

10.154 Letter of Credit, dated as of December 15, 1995, issued by First Union Bank of North Carolina to the Company.(28)

10.155 Note Purchase Agreement, dated as of February 29, 1996, between the Company and PMI Mezzanine Fund, L.P.(28)

10.156*          Guaranty Agreement, dated as of July 10, 1996, among the
                 Company, as Guarantor, Eden Correctional Facilities
                 Corporation, as the Issuer, and Liberty Bank and Trust Company of Tulsa, National Association, as the Trustee, with respect to the Taxable Detention Facility Revenue Bond, Series 1995 in the aggregate principal amount of $22,875,000.


Exhibit                                                                      Sequential
Number                              Description                              Page Number
-------                             -----------                              -----------
10.157*          Credit Agreement, dated as of September 6, 1996, among the
                 Company, as Borrower, various Lenders, and First Union
                 National Bank of Tennessee, as Administrative Agent.

10.158*          Letter of Credit Facility Agreement, dated as of September 6,
                 1996, among the Company and First Union National Bank of
                 Tennessee and First Union National Bank of North Carolina.

10.159*          Intercompany Subordination Agreement, dated as of September 6,
                 1996, among the Company, five of its wholly owned subsidiaries, including CCA International, Inc., TransCor
                 America, Inc., Concept Incorporated, Correction Management
                 Affiliates, Inc., and Correctional Services Group, Inc. and
                 First Union National Bank of Tennessee.

10.160*          Unconditional Guaranty Agreement, with Supplement, dated as of
                 September 6, 1996, in favor of First Union National
                 Bank of Tennessee among the Company, five of its wholly owned subsidiaries, including CCA International, Inc., TransCor
                 America, Inc., Concept Incorporated, Correction Management
                 Affiliates, Inc., and Correctional Services Group, Inc. and
                 First Union National Bank of Tennessee.

10.161* Form of Pledge Agreement, with Supplement, dated as of September 6, 1996 by the Company and five of its wholly owned subsidiaries, including CCA International, Inc., TransCor America, Inc., Concept Incorporated, Correction
                 Management Affiliates, Inc., and Correctional Services Group,
                 Inc., individually, in favor of First Union National Bank of Tennessee as Administrative Agent for various lenders.

10.162*          Amendment No. 2, dated December 31, 1996, to the Securities
                 Purchase Agreement dated June 23, 1994, between Sodexho S.A.
                 and the Company.

10.163*          Purchase Agreement, dated as of December 31, 1996, among the
                 Company, Corrections Corporation of America (U.K.) Limited and
                 Sodexho S.A., relating to U.K. Detention Services, Ltd.

10.164* Shareholders' Agreement, dated as of December 31, 1996, among the Company, Corrections Corporation of America (U.K.) Limited and Sodexho S.A., relating to U.K. Detention Services, Ltd.

10.165*          Option Agreement, dated as of December 31, 1996, among the
                 Company, Corrections Corporation of America (U.K.) Limited and
                 Sodexho S.A., relating to U.K. Detention Services, Ltd.


21.              The Company has the following six wholly-owned subsidiaries:
                 CCA International, Inc., Technical and Business Institute of America, Inc., TransCor America, Inc., Concept Incorporated, Correction Management Affiliates, Inc. and Correctional Services Group, Inc.

23.*             Consent of Arther Andersen LLP.

24.*             Power of Attorney (Included on signature page).

________________________

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

(25) Incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed May 10, 1995 (File No. 1-13560).

(26) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed July 20, 1995 (Reg. No. 33-61173).

(27) Incorporated herein by reference to Exhibit 1 the Company's Report on Form 8-K filed August 31, 1995 (File No. 1-13560).

(28) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report in Form 10-K with respect to the fiscal year ended December 31, 1995 (File No. 1-13560).