Form 10-Q
period 1997-03-31
CORRECTIONS CORPORATION OF AMERICA
filed 1997-05-15
CIK 739404

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997
                                       OR

           [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSACTION PERIOD FROM           TO           .
                                            ----------   ----------

COMMISSION FILE NUMBER:  1-13560
                         -------

                       CORRECTIONS CORPORATION OF AMERICA
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)


                DELAWARE                               62-1156308
-------------------------------------------    --------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

     102 WOODMONT BLVD., SUITE 800
          NASHVILLE, TENNESSEE                            37205
-------------------------------------------    --------------------------------
(Address of principal executive offices)               (Zip Code)

                                (615)  292-3100
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      NONE
-------------------------------------------------------------------------------
     (Former name, address and fiscal year if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---    ---
                                   76,111,394
-------------------------------------------------------------------------------
     (Outstanding shares of the issuer's common stock as of May 1, 1997.)

                           THERE IS NO EXHIBIT INDEX

               Total number of sequentially numbered pages is 10.

                       CORRECTIONS CORPORATION OF AMERICA

                                     INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I. FINANCIAL INFORMATION:

 Item 1.        Financial Statements

                Consolidated Balance Sheets
                March 31, 1997 (Unaudited) and December 31, 1996            3

                Consolidated Statements of Operations
                Three months ended March 31, 1997 and 1996
                (Unaudited)                                                 4

                Consolidated Statements of Cash Flows
                Three months ended March 31, 1997 and 1996
                (Unaudited)                                               5-6

                Notes to Consolidated Financial Statements
                (Unaudited)                                                 7

 Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8-9


PART II.  OTHER INFORMATION

 Item 1.         Legal Proceedings                                         10

 Item 2.         Changes in Securities                                     10

 Item 3.         Default Upon Senior Securities                            10

 Item 4.         Submission of Matters to a Vote of Security Holders       10

 Item 5.         Other Information                                         10

 Item 6.         Exhibits and Reports on Form 8-K                          10

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        March 31,   December 31,
                                                          1997         1996
                                                       -----------  ------------
                                                       (Unaudited)
ASSETS

Current assets:
 Cash, cash equivalents and restricted cash               $  7,101    $  8,282
 Accounts receivable, net of allowances                     69,743     100,551
 Prepaid expenses                                            4,144       2,940
 Deferred tax assets                                            22       1,026
 Other                                                       2,438       1,643
                                                          --------  ----------
   Total current assets                                     83,448     114,442
Restricted investments                                         587         587
Other assets                                                34,787      29,405
Property and equipment, net                                356,725     288,697
Notes receivable                                            22,748      22,859
Investment in direct financing leases                       68,622      12,898
                                                          --------  ----------
                                                          $566,917    $468,888
                                                          ========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                          $42,214    $ 39,224
 Accrued salaries and wages                                  6,410       5,487
 Accrued property taxes                                        605       1,675
 Other accrued expenses                                     18,748       9,227
 Current portion of long-term debt                           7,249       8,281
                                                          --------  ----------
   Total current liabilities                                75,226      63,894
Long-term debt, net of current portion                     189,191     117,535
Deferred tax liabilities                                     4,812       4,717
Other noncurrent liabilities                                   742         990
                                                          --------  ----------
   Total liabilities                                       269,971     187,136
                                                          --------  ----------
Stockholders' equity:
 Common stock                                               75,945      75,029
 Additional paid-in capital                                167,082     165,317
 Retained earnings                                          54,127      42,132
 Treasury stock, at cost                                      (208)       (726)
                                                          --------  ----------
   Total stockholders' equity                              296,946     281,752
                                                          --------  ----------
                                                          $566,917    $468,888
                                                          ========  ==========

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                  Three months ended
                                                                       March 31
                                                           ------------------------------
                                                            1997                    1996
                                                           -------                -------
Revenues                                                   $91,838                $63,277
Expenses:
 Operating                                                  63,919                 47,184
 General and administrative                                  3,595                  2,925
 Depreciation and amortization                               3,923                  2,277
                                                           -------                -------
                                                            71,437                 52,386
                                                           -------                -------
Operating income                                            20,401                 10,891
Interest expense, net                                          498                  1,350
                                                           -------                -------
Income before income taxes                                  19,903                  9,541
Provision for income taxes                                   7,908                  3,835
                                                           -------                -------
Net income                                                 $11,995                $ 5,706
                                                           =======                =======
Net income per common share:
 Primary                                                   $  0.14                $  0.07
                                                           =======                =======
 Fully diluted                                             $  0.14                $  0.07
                                                           =======                =======
Weighted average common shares outstanding:
 Primary                                                   $83,942                $80,502
                                                           =======                =======
 Fully diluted                                             $89,659                $87,168
                                                           =======                =======

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                         Three months ended
                                                                             March 31
                                                                   -------------------------
                                                                    1997               1996
                                                                   -------           -------
Cash Flows from Operating Activities:
 Net income                                                        $ 11,995          $ 5,706
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                     3,923            2,277
    Deferred and other noncash income taxes                           2,329            6,077
    Other noncash items                                                  92                -
    Loss (gain) on disposal of assets                                   (20)              11
    Equity in earnings of unconsolidated entities                      (252)            (150)
    Changes in assets and liabilities:
      Accounts receivable                                            30,830           (8,034)
      Prepaid expenses                                               (1,204)              62
      Other current assets                                             (795)            (309)
      Accounts payable                                                2,990            2,250
      Accrued expenses                                                9,374           (3,823)
                                                                   --------          -------
        Net cash provided by operating activities                    59,262            4,067
                                                                   --------          -------
Cash Flows from Investing Activities:
  Decrease (increase) in restricted and escrow cash                   1,365             (402)
  Increase in other assets                                           (6,165)          (2,771)
  Additions of property and equipment                               (70,919)          (9,602)
  Proceeds from disposals of assets                                       8                6
  Increase in direct financing leases                               (55,850)               -
  Payments received on direct financing leases and notes
    receivable                                                          215               91
                                                                   --------          -------
        Net cash used in investing activities                      (131,346)         (12,678)
                                                                   --------          -------
Cash Flows from Financing Activities:
 Proceeds from issuance of long-term debt                                 -           30,000
 Payments on long-term debt                                          (2,476)         (15,444)
 Proceeds from (payments on) line of credit, net                     74,000           (9,723)
 Payment of debt issuance cost                                         (248)            (496)
 Proceeds from exercise of stock options and warrants                   992            3,044
                                                                   --------          -------
        Net cash provided by financing activities                    72,268            7,381
                                                                   --------          -------
Net increase (decrease) in cash                                         184           (1,230)
 CASH AND CASH EQUIVALENTS, beginning of period                       4,832            2,145
                                                                   --------          -------
 CASH AND CASH EQUIVALENTS, end of period                          $  5,016          $   915
                                                                   ========          =======

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                            Three months ended
                                                                                March 31
                                                                      -------------------------
                                                                      1997               1996
                                                                      -----             -------
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                                            $ 840             $ 1,986
                                                                       =====             =======
   Income taxes                                                        $ 609             $ 1,565
                                                                       =====             =======
Supplemental Schedule of Noncash Investing and Financing
 Activities:
 The Company acquired treasury stock and issued common
  stock through the exercise of stock options:
     Common stock                                                      $ 134             $   911
     Additional paid-in capital                                          411               2,885
     Retained earnings                                                     -              (2,847)
     Treasury stock, at cost                                            (545)               (949)
                                                                       -----             -------
                                                                       $   -             $     -
                                                                       =====             =======
Long term debt was converted into common stock:
     Other assets                                                      $  15             $     -
     Long-term debt                                                     (900)                  -
     Common Stock                                                        531                   -
     Additional paid-in capital                                          354                   -
                                                                       -----             -------
                                                                       $   -             $     -
                                                                       =====             =======

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of March 31, 1997, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996, have been prepared by the Company in accordance with the accounting policies described in its Annual Report to Stockholders for the year ended December 31, 1996 and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations and changes in cash flows at March 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full year.

2. INVESTMENT IN DIRECT FINANCING LEASES

     In January 1997, the Company purchased the fixed and movable assets of a correctional treatment facility in Washington, D.C. for $52,000,000, and agreed to make certain renovations totaling $3,850,000. The Company has entered into additional agreements to manage this facility and lease it back to Washington, D.C. over a period of twenty years.

3.   EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, convertible debt, options and warrants.

     The following pro forma amounts represent the basic earnings per share and diluted earnings per share as if the Company had adopted SFAS 128 for the quarters presented:

                                                  (Unaudited Pro Forma)
                                              Three Months Ended March 31,
                                                 1997             1996
                                                 ----             ----
     Basic earnings per share                    $.16             $.09
                                                 ====             ====

     Diluted earnings per share                  $.14             $.07
                                                 ====             ====


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RISK FACTORS

     This report, press releases and other public statements by the Company contain "forward-looking statements," within the meaning of various provisions of the federal securities laws, that address activities, events or developments that will or may occur in the future. These statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, and other factors believed appropriate in the circumstances. Actual results and developments are subject to a number of risks and uncertainties, including general economic, market or business conditions; opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors as may be discussed from time to time in the Company's SEC reports and other filings, many of which are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     RESULTS OF OPERATIONS


     REVENUES AND OPERATING EXPENSES

     Revenues for the first quarter of 1997 increased 45% over the comparable period of 1996. Management revenues increased $28,302,000 or 47%, and transportation revenues increased $259,000 or 10%, in the first three months of 1997 as compared to the same period in 1996. The increase in management revenues was due to a 37% increase in compensated mandays. During the first quarter of 1997, the Company opened six new facilities totaling 3,496 beds and expanded one existing facility representing 256 beds. The Company also realized the full period effect in the first quarter of 1997 of 3,835 beds brought on line over the course of 1996. Transportation revenues increased due to an expanded customer base and compensated mileage realized through the opening of two new transportation hubs. In the first quarter of 1997 the Company recognized after-tax, development-fee income of $1,341,000 related to a contract to design, construct and equip a facility.

     Operating expenses for the first quarter of 1997 increased 35% over the comparable quarter in 1996. This increase was due to the increased compensated mandays and compensated mileage that the Company realized in 1997 as previously mentioned. As a percentage of revenues, however, operating expenses declined to 70% in 1997 from 75% in 1996 as the Company continues to benefit from economies of scale and cost containment.

     General and administrative expenses increased 23% for the first quarter of 1997 as compared to the comparable quarter of 1996. The increase was due to the expanded activity and staffing necessary to administer the increased beds under management. Even though increasing in amount, general and administrative expenses decreased as a percentage of revenues to 3.9% in 1997 from 4.6% in 1996 during the comparable period.

     Depreciation and amortization for the first quarter of 1997 increased 72% as compared to the comparable quarter of 1996. This increase was due to the growth in total beds in facilities owned by the Company.

     Interest expense, net, decreased 63% for the first quarter of 1997 over the first quarter of 1996 primarily due to the fact that several facilities were under construction and the associated interest expense was capitalized during this phase of operation.

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


     Cash flow from operations for the first quarter of 1997 was $59,262,000 as compared to $4,067,000 in the comparable period in 1996. The Company has strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment.

     The Company has a revolving credit facility with a group of banks which matures in September, 1999. The credit facility provides for borrowings of up to $170,000,000 for general corporate purposes and letters of credit. The credit facility bears interest, at the election of the Company, at either the bank's prime rate or a rate which is .5% above the applicable 30, 60, or 90 day LIBOR rate. Interest is payable quarterly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR based loans. There are no prepayment penalties associated with the credit facility. The credit facility requires the Company, among other things, to maintain maximum leverage ratios and a minimum debt service coverage ratio. The facility also limits certain payments and distributions. As of March 31, 1997, there was $78,000,000 borrowed under this facility. Letters of credit totaling $63,519,000 have been issued leaving the total unused commitment at $28,481,000.

     The Company also has a $2,500,000 credit facility with a bank that provides for the issuance of letters of credit and matures in September, 1999. As of March 31, 1997 there were $1,568,000 in letters of credit issued, leaving the unused commitment at $932,000.

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

         None

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits
             i)   27 -  Financial Data Schedule (for SEC use only)

         B.  Reports on Form 8-K
             None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     CORRECTIONS CORPORATION OF AMERICA
    -----------------------------------
     Registrant


May 15, 1997                                 /s/Darrell K. Massengale
----------------------                   ----------------------------
Date                                            Darrell K. Massengale
                                              Chief Financial Officer
                                                 Secretary, Treasurer
                                         Principal Accounting Officer