Form 10-Q
period 1997-06-30
CORRECTIONS CORPORATION OF AMERICA
filed 1997-08-14
CIK 739404

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997
                                     OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM__________TO __________.

COMMISSION FILE NUMBER:  1-13560
                       ---------

                     CORRECTIONS CORPORATION OF AMERICA
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

             TENNESSEE                                   62-1156308
--------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)

    102 WOODMONT BLVD., SUITE 800
         NASHVILLE, TENNESSEE                                37205
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


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

                                 76,642,980
--------------------------------------------------------------------------------
   (Outstanding shares of the issuer's common stock as of August 1, 1997.)


                          EXHIBIT INDEX ON PAGE 11

             Total number of sequentially numbered pages is 12.

                     CORRECTIONS CORPORATION OF AMERICA

                                    INDEX


                  PART I. FINANCIAL INFORMATION:                                                                 Number

  Item 1.    Financial Statements

             Consolidated Balance Sheets
             June 30, 1997 (Unaudited) and December 31, 1996                                                         3

             Consolidated Statements of Operations
             Three months ended June 30, 1997 and 1996
             (Unaudited)                                                                                             4

             Consolidated Statements of Operations
             Six months ended June 30, 1997 and 1996
             (Unaudited)                                                                                             5

             Consolidated Statements of Cash Flows
             Six months ended June 30, 1997 and 1996
             (Unaudited)                                                                                           6-7

             Notes to Consolidated Financial Statements
             (Unaudited)                                                                                             8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                                  9-11


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                                      12

  Item 2.    Changes in Securities                                                                                  12

  Item 3.    Default Upon Senior Securities                                                                         12

  Item 4.    Submission of Matters to a Vote of Security Holders                                                    12

  Item 5.    Other Information                                                                                      12

  Item 6.    Exhibits and Reports on Form 8-K                                                                       12

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                 June 30,    December 31,
                                                   1997         1996
                                                ---------    -----------
ASSETS                                          (Unaudited)
Current assets:
   Cash, cash equivalents and restricted cash   $   9,935      $   8,282
   Accounts receivable, less allowance             83,991        100,551
   Prepaid expenses                                 6,913          2,940
   Deferred taxes                                   1,627          1,026
   Other                                            2,977          1,643
                                                ---------      ---------

      Total current assets                        105,443        114,442
                                                ---------      ---------

Restricted investments                                587            587
Other assets                                       38,419         29,405
Property and equipment, net                       431,003        288,697
Notes receivable                                   22,635         22,859
Investment in direct financing leases              67,794         12,898
                                                ---------      ---------

                                                $ 665,881      $ 468,888
                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $  73,610      $  39,224
   Accrued salaries and wages                       7,569          5,487
   Accrued property taxes                           1,454          1,675
   Other accrued expenses                          27,375          9,227
   Current portion of long-term debt                7,875          8,281
                                                ---------      ---------

      Total current liabilities                   117,883         63,894
                                                ---------      ---------

Long-term debt, net of current portion            231,886        117,535
Deferred taxes                                      3,692          4,717
Other long-term liabilities                           495            990
                                                ---------      ---------

      Total liabilities                           353,956        187,136
                                                ---------      ---------

Stockholders' equity:
   Common stock - $1 par value                     76,560         75,029
   Additional paid-in capital                     171,525        165,317
   Retained earnings                               64,910         42,132
   Treasury stock, at cost                         (1,070)          (726)
                                                ---------      ---------

      Total stockholders' equity                  311,925        281,752
                                                ---------      ---------

                                                $ 665,881      $ 468,888
                                                =========      =========

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (in thousands, except per share data)


                                        Three months ended
                                              June 30
                                       -------------------
                                         1997        1996
                                       --------   --------

Revenues                               $107,024   $ 67,453

Expenses:
   Operating                             78,934     49,325
   General and administrative             4,112      3,369
   Depreciation and amortization          4,007      2,264
                                       --------   --------

    Total expenses                       87,053     54,958
                                       --------   --------

Operating income                         19,971     12,495
Interest expense, net                       854      1,180
                                       --------   --------


Income before income taxes               19,117     11,315
Provision for income taxes                7,505      4,308
                                       --------   --------

Net income                             $ 11,612   $  7,007
                                       ========   ========




Net income per share:
   Primary                             $    .14   $    .09
                                       ========   ========
   Fully diluted                       $    .13   $    .08
                                       ========   ========

Weighted average shares outstanding:
   Primary                               84,411     82,001
                                       ========   ========
   Fully diluted                         90,318     86,361
                                       ========   ========

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (in thousands, except per share data)


                                        Six months ended
                                             June 30
                                             -------
                                         1997       1996
                                       --------   --------

Revenues                               $198,862   $130,730

Expenses:
   Operating                            142,853     96,509
   General and administrative             7,707      6,294
   Depreciation and amortization          7,930      4,541
                                       --------   --------

   Total expenses                       158,490    107,344
                                       --------   --------

Operating income                         40,372     23,386
Interest expense, net                     1,352      2,530
                                       --------   --------


Income before income taxes               39,020     20,856
Provision for income taxes               15,413      8,143
                                       --------   --------

Net income                             $ 23,607   $ 12,713
                                       ========   ========







Net income per share:
   Primary                             $    .28   $    .16
                                       ========   ========
   Fully diluted                       $    .27   $    .15
                                       ========   ========

Weighted average shares outstanding:
   Primary                               84,197     81,065
                                       ========   ========
   Fully diluted                         90,199     85,671
                                       ========   ========


             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                                       Six months ended
                                                                            June 30
                                                                            -------
                                                                       1997         1996
                                                                    ---------    ---------

Cash Flows from Operating Activities:
   Net income                                                       $  23,607    $  12,713
   Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                 7,930        4,541
          Deferred and other noncash income taxes                       2,029        7,041
          Other noncash items                                             183           --
          Loss on disposal of assets                                       86           29
          Equity in earnings of unconsolidated entities                  (313)        (530)
          Changes in assets and liabilities, net of acquisitions:
               Accounts receivable                                     16,605      (17,473)
               Prepaid expenses                                        (3,973)      (1,759)
               Other current assets                                    (1,334)        (435)
               Accounts payable                                        34,386       12,281
               Accrued expenses                                        20,009          399
                                                                    ---------    ---------

                   Net cash provided by operating activities           99,215       16,807
                                                                    ---------    ---------

Cash Flows from Investing Activities:
   (Increase) decrease in restricted and escrow cash                    2,851         (407)
   Increase in other assets                                           (10,864)      (5,145)
   Additions of property and equipment                               (148,188)     (44,302)
   Proceeds from disposals of assets                                       14           22
   Increase in direct financing lease                                 (55,850)      (3,590)
   Payments received on direct financing leases and notes
        receivable                                                      1,133          234
                                                                    ---------    ---------

                   Net cash used in investing activities             (210,904)     (53,188)
                                                                    ---------    ---------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                                --       50,000
   Payments on long-term debt                                          (4,655)     (17,831)
   Proceeds from (payments on) line of credit, net                    119,500      (14,464)
   Payment of debt issuance cost                                         (495)        (496)
   Issuance of common stock                                                --      138,750
   Payments of stock issuance costs                                        --       (6,939)
   Proceeds from exercise of stock options and warrants                 1,843        8,861
                                                                    ---------    ---------

                   Net cash provided by financing activities          116,193      157,881
                                                                    ---------    ---------

             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)


                                                                                    Six months ended
                                                                                         June 30
                                                                                    ----------------

                                                                                   1997          1996
                                                                                 ---------    ---------

Net increase in cash                                                             $   4,504    $ 121,500

CASH AND CASH EQUIVALENTS, beginning of period                                       4,832        2,145
                                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                                         $   9,336    $ 123,645
                                                                                 =========    =========



Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for:

       Interest                                                                  $   3,102    $   2,431
                                                                                 =========    =========

       Income taxes                                                              $   1,492    $   1,877
                                                                                 =========    =========




Supplemental Schedule of Noncash Investing and Financing
   Activities:

       The Company acquired treasury stock and issued common stock through the exercise of stock options:

             Common stock                                                        $     494    $     717
             Additional paid-in capital                                              2,736        1,673
             Retained earnings                                                        (829)      (3,042)
             Treasury stock, at cost                                                (2,401)         652
                                                                                 ---------    ---------
                                                                                 $       0    $       0
                                                                                 =========    =========

       Long-term debt was converted into common stock:

             Other assets                                                        $      15    $       0
             Long-term debt                                                           (900)          --
             Common stock                                                              531           --
             Additional paid-in capital                                                354           --
                                                                                 ---------    ---------
                                                                                 $       0    $       0
                                                                                 =========    =========


             CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of June 30, 1997 and December 31, 1996, the consolidated statements of operations and cash flows for the six month periods ended June 30, 1997 and 1996, and the consolidated statement of operations for the quarters ended June 30, 1997 and 1996 have been prepared by the Company in accordance with the accounting policies described in its 1996 Annual Report on Form 10-K and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended June 30, 1997, are not necessarily indicative of the operating results for the full year.


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

         The following pro forma amounts represent the basic earnings per share and diluted earnings per share as if the Company had adopted SFAS 128 for the quarters presented:


                                        (Unaudited Pro Forma)                                   (Unaudited Pro Forma)
                                      Three Months Ended June 30,                              Six Months Ended June 30,
                                        1997             1996                                  1997               1996
                                        ----             ----                                  ----               ----

         Basic earnings
         per share                  $        .15     $         .10                         $         .31      $         .19
                                    ============     =============                         =============      =============

         Diluted earnings
         per share                  $        .13     $         .08                         $         .27      $         .15
                                    ============     =============                         =============      =============


3.       SUBSEQUENT EVENT:

         In July 1997 CCA Prison Realty Trust (Prison Realty), a Maryland real estate investment trust, sold 18,500,000 common shares at $21 per share in an initial public offering. In addition, as a result of the exercise of the Underwriter's overallotment option, 2,775,000 common shares were also sold at $21 per share resulting in gross proceeds to Prison Realty of approximately $446,000,000. In accordance with applicable Securities and Exchange Commission guidelines the Company was deemed to be a co-registrant with respect to these offered securities.

         Immediately following the initial public offering for Prison Realty the Company sold ten of its facilities to Prison Realty for approximately $378,000,000 as described in the Form 8-K filed on August 1, 1997. Simultaneously with the sale of the facilities to Prison Realty, the Company entered into agreements to lease the facilities from Prison Realty pursuant to long-term, non-cancelable, triple net leases which require the Company to pay all operating expenses, taxes, insurance and other costs.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RISK FACTORS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby makes reference to items set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-3, as amended (Registration No. 333-03009). Such cautionary statements identify important facts that could cause the Company's actual results to differ materially from those projected in forward looking statements made by or on behalf of the Company.


         RESULTS OF OPERATIONS
         REVENUES AND EXPENSES FROM OPERATIONS


         Revenues for the second quarter and first half of 1997 increased 59% and 52%, respectively, over the comparable periods of 1996. Management revenues increased $39,143,000 and $67,446,000 for the second quarter and first half of 1997, respectively, as compared to the same periods of 1996, while transportation revenues increased $428,000 and $686,000, respectively, for the same relative time periods. The increase in management revenues was due to compensated mandays increasing by 44% and 41% for the second quarter and first half of 1997, respectively, over the comparable periods of 1996. During the second quarter of 1997, the Company opened three new facilities representing 3,968 beds and expanded two facilities representing 411 beds. These beds were in addition to the 3,752 beds brought on line in the first quarter of 1997 which resulted in the Company cumulatively adding 8,131 beds through the first half of 1997. Transportation revenues increased 17% and 13% for the second quarter and first half of 1997, respectively, over the comparable periods of 1996, primarily as a result of an expanded customer base and increased compensated mileage realized through the opening of two new transportation hubs in the first quarter of 1997. The Company recognized after-tax, development-fee income related to a contract to design, construct and equip a facility of $766,000 and $2,107,000 for the second quarter and first half of 1997, respectively.

         Operating expenses for the second quarter and first half of 1997 increased 60% and 48%, respectively, over the comparable periods of 1996. This increase was due to the increased compensated mandays and compensated mileage that the Company realized in the second quarter and first half of 1997 as previously mentioned.

         General and administrative expenses for the second quarter and first half of 1997 increased 22% for both respective periods, over the comparable periods of 1996. However, as a percentage of revenues, general and administrative expenses for the second quarter and first half of 1997 declined to 3.8% and 3.9% as compared with 5.0% and 4.8% for the comparable periods of 1996. As the Company continues to grow, general and administrative expenses should grow in volume but continue to decrease as a percentage of revenues.

         Depreciation and amortization for the second quarter and first half of 1997 increased 77% and 75%, respectively, over the comparable periods of 1996. The increases are due to the growth in total beds in facilities owned by the Company.

         The Company discontinued operations at two facilities, totaling 601 beds, effective June 30, 1997. Accordingly, the Company incurred a $1,400,000 after-tax loss for the second quarter of 1997, as a result of decreasing populations and increased personnel costs to maintain the operations through the contract expiration date.

         OTHER EXPENSES

         Interest expense, net, decreased 28% and 47% for the second quarter and first half of 1997, respectively, as compared to the same periods in 1996. These decreases are primarily due to the fact that several facilities were under construction and the associated interest expense was capitalized.


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is capital intensive in relation to the development of a correctional facility. The Company's efforts to obtain contracts, construct additional facilities and maintain its day-to-day operations have required the continued acquisition of funds through borrowings and equity offerings. The Company has financed these activities through the sale of capital stock, subordinated convertible notes and senior secured debt, through the issuance of taxable and tax-exempt bonds, by bank borrowings, by assisting governmental agencies in the issuance of municipal bonds and most recently through the sale and leaseback of certain correctional facilities to Prison Realty.

         Cash flow from operations for the first six months of 1997 was $99,215,000 as compared to $16,807,000 in the comparable period in 1996. The Company has strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment.

         The Company has a revolving credit facility with a group of banks which matures in September 1999. The credit facility provides for borrowings of up to $170,000,000 for general corporate purposes and letters of credit. The credit facility bears interest, at the election of the Company, at either the bank's prime rate or a rate which is .75% above the applicable 30, 60, or 90 day LIBOR rate. Interest is payable quarterly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR based loans. There are no prepayment penalties associated with the credit facility. The credit facility requires the Company, among other things, to maintain maximum leverage ratios and a minimum debt service coverage ratio. The facility also limits certain payments and distributions. As of June 30, 1997, there was $106,000,000 borrowed under this facility. Letters of credit totaling $63,519,000 have been issued leaving the total unused commitment at $481,000.

         The Company also has a $2,500,000 credit facility with a bank that provides for the issuance of letters of credit and matures in September 1999. As of June 30, 1997 there were $1,615,000 in letters of credit issued, leaving the unused commitment at $885,000.

         During the second quarter of 1997 the Company entered into a short-term credit facility with a bank which matures in September 1997. This credit facility provides for borrowings of up to $25,000,000 for general corporate purposes under terms similar to the Company's $170,000,000 revolving credit facility. As of June 30, 1997, there was $17,500,000 borrowed under this facility leaving $7,500,000 in unused commitments.

         Subsequent to the end of the second quarter, in July 1997, the Company sold ten of its facilities to CCA Prison Realty Trust for approximately $378,000,000. The proceeds were used to pay off $131,000,000 of credit facility debt, $42,206,000 of first mortgage debt and $9,442,000 of senior secured notes. The remaining proceeds will be used to fund existing construction projects and for general working capital purposes.

         The Company anticipates making cash investments in connection with future acquisitions and expansions. In addition, in accordance with the developing trend of private prison manages toward making strategic financial investments in facilities, the Company plans to use a portion of its cash to finance start-up costs, leasehold improvements and equity investments in facilities, if appropriate in connection with undertaking new contracts. The Company believes that the cash flow from operations, the availability of future capital from Prison Realty and amounts available under its credit facility will be sufficient to meet its capital requirements for the foreseeable future. Furthermore, management believes that additional resources may be available to the Company through a variety of other financing methods.

         PART II - OTHER INFORMATION



         Item 1.     Legal Proceedings

                     None

         Item 2.     Changes in Securities

                     None

         Item 3.     Default Upon Senior Securities

                     None

         Item 4.     Submission of Matters to a Vote of Security Holders

                     At the Annual Meeting of Stockholders of the Company held on May 13, 1997, the nominees for election as Directors of the Company were elected without opposition. The amendments to the Company's Non-Employee Directors' Stock Option Plan to: (i) increase the amount of authorized common stock reserved for issuance from 600,000 shares to 900,000 shares, (ii) extend the term for which non-employee directors are to receive stock options by six years and
                     (iii) provide for future amendments to the Plan at the sole discretion of the board of directors, were approved. The Agreement and Plan of Merger whereby the Company changed its state of incorporation from Delaware to Tennessee pursuant to a "migratory merger" that merged the Company with and into a newly-formed Tennessee corporation was approved.


         Item 5.     Other Information

                     None

Item 6. Exhibits and Current Reports on Form 8-K.

         (a) Exhibits.

             EXHIBIT NO
             ----------

                  2.1 Agreement and Plan of Merger, dated May 12, 1997, between CCA of Tennessee, Inc., a Tennessee corporation (the "Company"), and Corrections Corporation of America, a Delaware corporation. (Incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held May 13, 1997).

                  2.2 Articles of Merger of Corrections Corporation of America, a Delaware corporation, with and into the Company, dated May 13, 1997. (Incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form 8-B filed with the Commission on July 10, 1997 (the "Form 8-B")).

                  2.3 Agreement of Sale and Purchase between CCA Prison Realty Trust and the Company. (Incorporated by reference to the Company's Registration Statement on Form S-11 and S-3, as amended, originally filed with the Commission on April 24, 1997, Registration No. 333-25727-01. (the "Form S-11/S-3")).

                  3.1 Charter of the Company, as amended. (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-B).

                  3.2 Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-B).

                  10.1 Option Agreement between CCA Prison Realty Trust and the Company with respect to the Northeast Ohio Correctional Center. (Incorporated by reference to Exhibit 10.1(a) of the Company's Form S-11/S-3).

                  10.2 Option Agreement between CCA Prison Realty Trust and the Company with respect to the Torrance County Detention Facility. (Incorporated by reference to Exhibit 10.1(b) of the Company's Form S-11/S-3).

                  10.3 Option Agreement between CCA Prison Realty Trust and the Company with respect to the Southern Colorado Correctional Facility. (Incorporated by reference to Exhibit 10.1(c) of the Company's Form S-11/S-3).