Form 10-Q
period 1997-09-30
CORRECTIONS CORPORATION OF AMERICA
filed 1997-11-14
CIK 739404

                                     FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSACTION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER: 1-13560


                       CORRECTIONS CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)

            TENNESSEE                                   62-1156308
-------------------------------------------------------------------------------
    State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                  Identification Number)

      10 BURTON HILLS BOULEVARD
          NASHVILLE, TENNESSEE                              37215
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (615) 263-3000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

               102 WOODMONT BLVD., SUITE 800, NASHVILLE, TN 37205
-------------------------------------------------------------------------------
      (Former name, address and fiscal year if changed since last report.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----       ----
                                   79,279,774
------------------------------------------------------------------------------
    (Outstanding shares of the issuer's common stock as of November 1, 1997.)


                            EXHIBIT INDEX ON PAGE 12

                       CORRECTIONS CORPORATION OF AMERICA

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                      Page
  Item 1.    Financial Statements

             Consolidated Balance Sheets
             September 30, 1997 (Unaudited) and December 31, 1996                                        3

             Consolidated Statements of Operations
             Three months ended September 30, 1997 and 1996
             (Unaudited)                                                                                 4

             Consolidated Statements of Operations
             Nine months ended September 30, 1997 and 1996
             (Unaudited)                                                                                 5

             Consolidated Statements of Cash Flows
             Nine months ended September 30, 1997 and 1996
             (Unaudited)                                                                               6-7

             Notes to Consolidated Financial Statements
             (Unaudited)                                                                                 8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                      9-11

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                 11


PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                          12

  Item 2.    Changes in Securities                                                                      12

  Item 3.    Default Upon Senior Securities                                                             12

  Item 4.    Submission of Matters to a Vote of Security Holders                                        12

  Item 5.    Other Information                                                                          12

  Item 6.    Exhibits and Reports on Form 8-K                                                           12

                                                                             2

PART I  -  FINANCIAL INFORMATION

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                              September 30,      December 31,
                                                                  1997               1996
                                                               -----------       ------------
ASSETS                                                         (unaudited)
Current assets:
   Cash, cash equivalents and restricted cash                   $ 134,197           $   8,282
   Accounts receivable, less allowance                             82,433             100,551
   Prepaid expenses                                                 7,733               2,940
   Deferred tax assets                                                 --               1,026
   Other                                                            2,294               1,643
                                                                ---------           ---------

      Total current assets                                        226,657             114,442
                                                                ---------           ---------

Restricted investments                                                 --                 587
Deferred tax assets                                                    94                  --
Other assets                                                       36,020              29,405
Property and equipment, net                                       266,457             288,697
Notes receivable                                                   22,519              22,859
Investment in direct financing leases                              66,963              12,898
                                                                ---------           ---------

                                                                $ 618,710           $ 468,888
                                                                =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $  47,635           $  39,224
   Accrued salaries and wages                                       7,714               5,487
   Accrued property taxes                                           2,333               1,675
   Deferred tax liabilities                                           696                  --
   Other accrued expenses                                          21,079               9,227
   Current portion of long-term debt                                   45               8,281
                                                                ---------           ---------

      Total current liabilities                                    79,502              63,894
                                                                ---------           ---------

Long-term debt, net of current portion                             77,887             117,535
Deferred tax liabilities                                               --               4,717
Deferred gain on real estate transactions                         131,813                  --
Other long-term liabilities                                           247                 990
                                                                ---------           ---------

      Total liabilities                                           289,449             187,136
                                                                ---------           ---------

Shareholders' equity:
   Common stock - $1 par value                                     80,150              75,029
   Additional paid-in capital                                     178,038             165,317
   Retained earnings                                               78,574              42,132
   Treasury stock, at cost                                         (7,501)               (726)
                                                                ---------           ---------

      Total shareholders' equity                                  329,261             281,752
                                                                ---------           ---------

                                                                $ 618,710           $ 468,888
                                                                =========           =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                      Three months ended
                                                         September 30
                                                      ------------------
                                                    1997              1996
                                                 ---------           -------
Revenues                                         $ 127,069           $75,203

Expenses:
   Operating                                        93,062            54,428
   Leases                                            6,826               693
   General and administrative                        4,267             3,327
   Depreciation and amortization                     3,011             2,489
                                                 ---------           -------

   Total expenses                                  107,166            60,937
                                                 ---------           -------

Operating income                                    19,903            14,266
Interest expense (income), net                      (1,625)              763
                                                 ---------           -------


Income before income taxes                          21,528            13,503
Provision for income taxes                           7,863             5,043
                                                 ---------           -------

Net income                                       $  13,665           $ 8,460
                                                 =========           =======



Net income per share:
   Primary                                       $     .16           $   .10
                                                 =========           =======

   Fully diluted                                 $     .15           $   .10
                                                 =========           =======

Weighted average shares outstanding:
   Primary                                          84,905            84,603
                                                 =========           =======

   Fully diluted                                    90,496            90,851
                                                 =========           =======








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)



<CATION>
                                                       Nine months ended
                                                          September 30
                                                    -----------------------
                                                    1997               1996
                                                  -------           --------

Revenues                                         $ 325,931         $ 205,933

Expenses:
   Operating                                       234,034           150,031
   Leases                                            9,123             2,010
   General and administrative                       11,558             9,210
   Depreciation and amortization                    10,941             7,030
                                                 ---------         ---------

   Total expenses                                  265,656           168,281
                                                 ---------         ---------

Operating income                                    60,275            37,652
Interest expense (income), net                        (273)            3,293
                                                 ---------         ---------


Income before income taxes                          60,548            34,359
Provision for income taxes                          23,276            13,186
                                                 ---------         ---------

Net income                                       $  37,272         $  21,173
                                                 =========         =========




Net income per share:
   Primary                                       $     .44         $     .26
                                                 =========         =========

   Fully diluted                                 $     .42         $     .25
                                                 =========         =========

Weighted average shares outstanding:
   Primary                                          84,459            82,270
                                                 =========         =========

   Fully diluted                                    90,341            88,629
                                                 =========         =========





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                 Nine months ended
                                                                                   September 30
                                                                                 ------------------
                                                                                  1997          196
                                                                               ----------     --------

Cash Flows from Operating Activities:
   Net income                                                                  $  37,272      $21,173
   Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                           10,941        7,029
          Deferred and other noncash income taxes                                  2,153        9,742
          Other noncash items                                                        275          432
          (Gain) loss on disposal of assets                                       (1,244)          19
          Equity in earnings of unconsolidated entities                             (616)        (650)
          Recognized gain on real estate transactions                             (2,591)          --
          Changes in assets and liabilities:
               Accounts receivable                                                18,186      (19,222)
               Prepaid expenses                                                   (4,793)      (1,819)
               Other current assets                                                 (651)        (400)
               Accounts payable                                                    8,411       20,138
               Accrued expenses                                                   14,737        1,556
                                                                               ---------      -------

                   Net cash provided by operating activities                      82,080       37,998
                                                                               ---------      -------

Cash Flows from Investing Activities:
   (Increase) decrease in restricted and escrow cash                               3,450       (2,496)
   (Increase) decrease in restricted investments                                     587         (144)
   Increase in other assets                                                      (13,310)      (9,547)
   Additions of property and equipment                                          (224,887)    (106,179)
   Proceeds from disposals of assets                                             380,904        6,533
   Increase in direct financing leases                                           (55,850)      (3,693)
   Payments received on direct financing leases and notes
        receivable                                                                 2,057          342
                                                                               ---------      -------

                   Net cash provided by (used in) investing activities            92,951     (115,184)
                                                                               ---------      -------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                                           --       50,000
   Payments on long-term debt                                                    (57,184)     (19,300)
   Proceeds from (payments on) line of credit, net                                11,000      (15,146)
   Payment of debt issuance costs                                                   (743)        (743)
   Payment of prepayment penalties                                                (1,782)          --
   Issuance of common stock                                                           --      138,750
   Payments of stock issuance costs                                                   --       (6,939)
   Proceeds from exercise of stock options and warrants                            3,043        9,588
                                                                               ---------      -------

                   Net cash provided by (used in) financing activities           (45,666)     156,210
                                                                               ---------      -------



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                             Nine months ended
                                                                                                September 30
                                                                                        ------------------------------
                                                                                         1997                      1996
                                                                                ----------------------     --------------------
Net increase in cash                                                                    129,365                 79,024

CASH AND CASH EQUIVALENTS, beginning of period                                            4,832                  2,145
                                                                                   ------------           ------------
CASH AND CASH EQUIVALENTS, end of period                                           $    134,197           $     81,169
                                                                                   ============           ============
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                                       $     10,197            $     4,984
                                                                                   ============            ===========
    Income taxes                                                                   $      5,577            $     2,978
                                                                                   ============            ===========


Supplemental Schedule of Noncash Investing and Financing
  Activities:

    The Company acquired treasury stock and issued common
      stock through the exercise of stock options:
         Common stock                                                                       669           $      1,026
         Additional paid-in capital                                                       4,573                  2,400
         Retained earnings                                                                 (830)                (3,129)
         Treasury stock, at cost                                                         (4,412)                  (297)
                                                                                   ============           ============
                                                                                   $         --           $          -
                                                                                   ============           ============

       Long-term debt was converted into common stock:                             $         23           $          -
             Other assets                                                                (1,700)                     -
             Long-term debt                                                               1,003                      -
             Common stock                                                                   674                      -
             Additional paid-in capital                                            ------------           ------------
                                                                                   $          -           $          -
                                                                                   ============           ============





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheets as of September 30, 1997 and December 31, 1996, the consolidated statements of operations and cash flows for the nine month periods ended September 30, 1997 and 1996, and the consolidated statement of operations for the quarters ended September 30, 1997 and 1996 have been prepared by the Company in accordance with the accounting policies described in its 1996 Annual Report on Form 10-K and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

2.       TRANSACTIONS WITH CCA PRISON REALTY TRUST

         In July 1997, the Company sold ten of its facilities to CCA Prison Realty Trust ("Prison Realty") for approximately $378,000,000 as described in the Form 8-K filed on August 1, 1997. Simultaneously with the sale of the facilities to Prison Realty, the Company entered into agreements to lease the facilities from Prison Realty pursuant to long-term, non-cancelable, triple net leases ("Leases") which require the Company to pay all operating expenses, taxes, insurance and other costs. As a result of the transactions the Company recorded a deferred gain of $134,404,000 that will be recognized over the terms of the leases.

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

         The following pro forma amounts represent the basic earnings per share and diluted earnings per share as if the Company had adopted SFAS 128 for the quarters presented:

                                        (Unaudited Pro Forma)                                (Unaudited Pro Forma)
                                   Three Months Ended September 30,                      Nine Months Ended September 30,
                                        1997             1996                                1997                1996
                                        ----              ----                                ----               ----

         Basic earnings
         per share                  $        .18     $         .11                        $          .49      $         .30
                                    ============     =============                        ==============      =============

         Diluted earnings
         per share                  $        .15     $         .10                        $          .42      $         .25
                                    ============     =============                        ==============      =============

4.       SUBSEQUENT EVENT

         On October 1, 1997 the Company sold the Torrance County Detention Facility, located in Estancia, New Mexico to Prison Realty for $38,500,000. The Company will continue to operate the medium-security detention facility under the terms of the ten year operating lease, with terms substantially similar to those of the Leases. Annual first year rent for the facility is expected to be approximately $4,200,000.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements about the Company's business, revenues, prospects, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to securities analysts and potential investors from time to time. Any such statements are subject to risks that could cause the actual results to vary materially. The risks and uncertainties associated with the forward-looking information include the strength of the markets in which the Company operates, competitive market conditions, general economic growth, interest rates and capital market conditions. Reference is hereby made to the more detailed discussion of such risks in the Company's annual report on Form 10-K.

         RESULTS OF OPERATIONS

         REVENUES AND EXPENSES FROM OPERATIONS

         Revenues for the third quarter and first nine months of 1997 increased 69% and 58%, respectively, over the comparable periods of 1996. Management revenues increased $51,114,000 and $118,559,000 for the third quarter and first nine months of 1997, respectively, as compared to the same periods of 1996, while transportation revenues increased $752,000 and $1,439,000, respectively, for the same relative time periods. The increase in management revenues was due to compensated mandays increasing by 54% and 46% for the third quarter and first nine months of 1997, respectively, over the comparable periods of 1996. During the third quarter of 1997, the Company opened two new facilities representing 2,500 beds and expanded five facilities representing 1,959 beds. These beds were in addition to the 8,131 beds brought on line in the first half of 1997 which resulted in the Company cumulatively adding 12,590 beds through the first nine months of 1997. Transportation revenues increased 28% and 18% for the third quarter and first nine months of 1997, respectively, over the comparable periods of 1996, primarily as a result of an expanded customer base and increased compensated mileage realized through the opening of two new transportation hubs in the first quarter of 1997 and more "mass transports," which are generally moves of 40 or more inmates per trip.

         Operating expenses for the third quarter and first nine months of 1997 increased 71% and 56%, respectively, over the comparable periods of 1996. This increase was due to the increased compensated mandays and compensated mileage that the Company realized in the third quarter and first nine months of 1997 as previously mentioned. As a percentage of revenues, operating expenses increased to 73% in the third quarter of 1997 as compared with 72% in the comparable period of 1996. The Company's cost per compensated manday was $31.73 during the third quarter of 1997 as compared to $27.84 in the comparable period of 1996. This increase was primarily due to the Company having seven facilities in the start-up phase of operation during the third quarter which resulted in increased personnel costs including employee training and overtime.

         The significant increase in lease expense was the result of the Leases that the Company entered into with Prison Realty in July 1997 whereby, the Company sold ten of its facilities to Prison Realty and simultaneously entered into agreements to lease the facilities pursuant to long-term leases. Annual first year rent for these ten facilities is expected to be approximately $41,200,000. In the future, lease expense is expected to increase as the Company enters into additional sale/leaseback transactions with Prison Realty.

         General and administrative expenses for the third quarter and first nine months of 1997 increased 28% and 25% respectively, over the comparable periods of 1996. However, as a percentage of revenues, general and administrative expenses for the third quarter and first nine months of 1997 declined to 3.4% and 3.5% as compared to 4.4% and 4.5% for the comparable periods of 1996. The Company expects that as it continues to grow, general and administrative expenses will increase in volume but continue to decrease as a percentage of revenues.

         Depreciation and amortization for the third quarter and first nine months of 1997 increased 21% and 56%, respectively, over the comparable periods of 1996. The increases are due to the 59% growth in beds in operation at the end of the third quarter of 1997 as compared to the comparable period of 1996.

         OTHER EXPENSES

         Interest expense, net for the third quarter and first nine months of 1997 was actually interest income of $1,625,000 and $273,000 respectively. This change to interest income was primarily the result of the sale of the ten facilities to Prison Realty for an aggregate purchase price of approximately $378,000,000 which allowed the Company to pay off approximately $183,000,000 in debt and benefit from interest earnings on approximately $125,000,000 invested for a portion of the third quarter.

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

         Cash flow from operations for the first nine months of 1997 was $82,080,000 as compared to $37,998,000 in the comparable period in 1996. The Company has strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment.

         The Company has a revolving credit facility with a group of banks which matures in September 1999. The credit facility provides for borrowings of up to $170,000,000 for general corporate purposes and letters of credit. The credit facility bears interest, at the election of the Company, at either the bank's prime rate or a rate which is .5% above the applicable 30, 60, or 90 day LIBOR rate. Interest is payable quarterly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR based loans. There are no prepayment penalties associated with the credit facility. The credit facility requires the Company, among other things, to maintain maximum leverage ratios and a minimum debt service coverage ratio. The facility also limits certain payments and distributions. As of September 30, 1997, there was $15,000,000 borrowed under this facility. Letters of credit totaling $38,362,000 have been issued leaving the total unused commitment at $116,638,000.

         The Company also has a $2,500,000 credit facility with a bank that provides for the issuance of letters of credit and matures in September 1999. As of September 30, 1997 there were $1,615,000 in letters of credit issued, leaving the unused commitment at $885,000.

         In July 1997, the Company sold ten of its facilities to Prison Realty for approximately $378,000,000. The proceeds were used to pay off $131,000,000 of credit facility debt, $42,206,000 of first mortgage debt and $9,442,000 of senior secured notes. The remaining proceeds will be used to fund existing construction projects and for general working capital purposes. Subsequent to the formation of Prison Realty, the Company granted Prison Realty an option to acquire facilities that it develops in the future. Management expects that as a result of this relationship, the Company will have access to additional capital that will help fund future growth.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

         PART II - OTHER INFORMATION



         Item 1.     Legal Proceedings.

                     None.

         Item 2.     Changes in Securities.

                     None.

         Item 3.     Default Upon Senior Securities.

                     None.

         Item 4.     Submission of Matters to a Vote of Security Holders.

                     None.

         Item 5.     Other Information.

                     None.

         Item 6.     Exhibits and Reports on Form 8-K.

                      a)   Exhibits.

                           EXHIBIT INDEX

                           10.1 Lease Agreement between the Company and
                                CCA Prison Realty Trust with respect to the Torrance
                                County Detention Facility.

                           27   Financial Data Schedule.  (For SEC use only)

                      b)   Reports on Form 8-K

                           The Company filed a Current Report on Form 8-K on
                           August 1, 1997, pursuant to Item 2 of such form, with respect to the sale of 10 correctional and detention facilities to CCA Prison Realty Trust. Certain financial statements of the Company were incorporated into the Form 8-K by reference to that certain
                           Prospectus filed with the Commission pursuant to Rule
                           424 (b)(1) of the Securities Act of 1933, as amended, on July 15, 1997 (Commission File Nos. 33-25727 and
                           33-25727-01). The Company was deemed to be a co-registrant with respect to the securities offered thereby.



                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CORRECTIONS CORPORATION OF AMERICA
                                  (Registrant)




       November 14, 1997                          /s/ Darrell K. Massengale
---------------------------------------------------------------------------
               (Date)                                 Darrell K. Massengale
                                                    Chief Financial Officer
                                                       Secretary, Treasurer
                                               Principal Accounting Officer