Form 10-K
period 1997-12-31
CORRECTIONS CORPORATION OF AMERICA
filed 1998-03-30
CIK 739404

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13560

                       CORRECTIONS CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)

          TENNESSEE                                       62-1156308
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

              10 BURTON HILLS BOULEVARD, NASHVILLE, TENNESSEE 37215 (Address and Zip Code of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 263-3000

           102 WOODMONT BLVD., SUITE 800, NASHVILLE, TENNESSEE 37205 (Former name, address and fiscal year if changed since last report)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
COMMON STOCK, $1.00 PAR VALUE                  NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ------------------

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $2,156,105,380 as of March 17, 1998, based upon the closing price of such stock as reported on the New York Stock Exchange ("NYSE") on that day. There were 80,187,742 shares of common stock, $1.00 par value per share, outstanding at March 17, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this report incorporates by reference information from the definitive Proxy Statement for the Annual Meeting of Shareholders, to be held in May 1998 which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than March 31, 1998.


================================================================================

                       CORRECTIONS CORPORATION OF AMERICA

                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

Item No.                                                                                                       Page
--------                                                                                                       ----
                                                      PART I

1.       Business.................................................................................................1
2.       Properties..............................................................................................22
3.       Legal Proceedings.......................................................................................25
4.       Submission of Matters to a Vote of Security Holders.....................................................25

                                                      PART II

5.       Market for Registrant's Common Equity and Related Shareholder Matters...................................26
6.       Selected Financial Data.................................................................................29
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................31
7A.      Quantitative and Qualitative Disclosures about Market Risk..............................................39
8.       Financial Statements and Supplementary Data.............................................................39
9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosures...................39

                                                     PART III

10.      Directors and Executive Officers of the Registrant......................................................40
11.      Executive Compensation..................................................................................40
12.      Security Ownership of Certain Beneficial Owners and Management..........................................40
13.      Certain Relationships and Related Transactions..........................................................40

                                                      PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................40

                                                    SIGNATURES

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" AS SET FORTH HEREIN AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

GENERAL

         The Company is the largest developer and manager of privatized correctional and detention facilities worldwide. The Company's facilities are located in 19 states, the District of Columbia, Puerto Rico, Australia and the United Kingdom. As of March 20, 1998, the Company had contracts to manage 68 correctional and detention facilities with an aggregate design capacity of 54,944 beds. Of these 68 facilities, 55 are currently in operation and 13 are under development by the Company, eight of which are subject to an option to purchase by CCA Prison Realty Trust ("Prison Realty"), two of which will be financed and owned by the Company and three of which will be financed and owned by contracting government entities. The Company, through its United Kingdom joint venture, UK Detention Services ("UKDS"), manages one facility in the United Kingdom and, through its Australian joint venture, CC Australia, manages two facilities in Australia. The Company's ownership interest in UKDS and CC Australia is accounted for under the equity method. Of the 13 facilities under development by the Company, eight are scheduled to commence operations during 1998. In addition, at March 9, 1998, the Company had outstanding written responses to RFPs and other solicitations for nine projects with an aggregate design capacity of 11,604 beds.

         The services provided by the Company to government agencies include the integrated design, construction and management of new correctional and detention facilities and the redesign, renovation and management of older facilities. In addition to providing the fundamental residential services relating to adult and juvenile inmates, the Company's facilities offer a large variety of rehabilitation and education programs including basic education, life skills and employment training and substance abuse treatment. The Company also provides health care (including medical, dental and psychiatric services), institutional food services, transportation requirements, and work and recreational programs. Management of the Company believes that its proven ability to deliver a full range of high quality correctional and detention facility management services on a cost-effective and efficient basis to government agencies provides such agencies with sufficient incentives to choose the Company when awarding new contracts or renewing existing contracts.

         In addition to the opening of new facilities, in recent years, the Company has expanded its service capabilities and broadened its geographic presence in the United States market through a series of strategic acquisitions of prison management companies and individual facilities, as well as the acquisition of an inmate transportation company ("TransCor America, Inc."). The Company intends to continue to pursue strategic acquisitions of prison management companies and facilities when the proposed acquisition enhances shareholder value.

         In addition to its domestic operations, the Company has obtained and is pursuing construction and management contracts for correctional and detention facilities outside the United States. The Company presently has contracts to operate one facility in the United Kingdom, and two facilities in Australia, and also has contracts to provide inmate transportation services in Australia. In June 1994, the Company entered into an international strategic alliance with Sodexho S.A., a French conglomerate ("Sodexho"), for the purpose of pursuing prison management business outside the United States. In connection with the alliance, Sodexho purchased a significant ownership in the Company and entered into certain agreements with the Company relating to future financings by the Company and corporate governance and control matters. See "Business Strategy - Expansion into International Markets."

         To further facilitate the Company's growth, on July 18, 1997, the Company and certain of its subsidiaries sold nine correctional and detention facilities to Prison Realty. Simultaneously with the sale of each of the facilities to Prison Realty, the Company entered into agreements with Prison Realty to lease the facilities from Prison Realty pursuant to long-term, non-cancellable triple net leases. In connection with the sale-leaseback transactions, the Company granted Prison Realty options to acquire five additional correctional and detention facilities, as well as an option to acquire any correctional or detention facility acquired or developed and owned by the Company in the future. To date, the Company has sold thirteen facilities to Prison Realty for an aggregate purchase price of approximately $491.2 million in cash. See "Recent Disposition of Assets."

         The Company is a Tennessee corporation and is the successor to a corporation of the same name incorporated in Delaware in 1986 (which is the successor to a corporation of the same name originally incorporated in Tennessee in 1983). In May 1997, the Company changed its state of incorporation from Delaware to Tennessee pursuant to an "migratory merger" which merged the Company into a newly-formed Tennessee corporation. The Company's principal executive offices are located at 10 Burton Hills Boulevard, Nashville, Tennessee 37215 and its telephone number is (615) 263-3000.

BUSINESS STRATEGY

         The Company intends to increase revenues and enhance its position as the largest developer and manager of privatized correctional and detention facilities worldwide through the following business strategies.

         Efficient Development and Management of Facilities. The Company will continue to provide low cost, high quality management of its facilities. The Company believes that its quality of personnel, efficient application of financial resources and adherence to proven policies and procedures enable it to design, develop and manage correctional and detention facilities at costs lower than the government agencies that are responsible for performing such services. The Company believes that its reputation as an innovative and effective manager of facilities enhances its ability to market its services and capitalize on a larger scope of opportunities with a variety of government agencies.

         The Company also recognizes the importance of the facility administrator and the facility's management team in the successful financial performance of its facilities. Management believes that the Company's reputation as the leading developer and manager of privatized correctional and detention facilities enables it to attract highly-qualified facility administrators. Each facility management team operates each facility in accordance with a Company-wide policy and procedure regimen, derived from industry standards and designed to ensure the delivery of consistent, high quality services in each of its facilities. The Company seeks to minimize operating expenses by designing its facilities to optimize correctional officer staffing consistent with facility security requirements. The Company further controls operating expenses through the use of electronic surveillance systems and other technologies.

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

         Strategic Acquisitions. In 1994 and 1995, the Company expanded its service capabilities and broadened its geographic presence in the United States through a series of strategic acquisitions that complement the Company's development activities. In December 1994, the Company acquired TransCor. In April 1995, the Company acquired Concept Incorporated ("Concept"), a prison management company with eight facilities and 4,400 beds under contract at the time of acquisition. In August 1995, the Company acquired Corrections Partners, Inc. ("CPI"), a prison management company with seven facilities and 2,900 beds under contract at the time of acquisition. The Company believes that its acquisitions have significantly enhanced its position as the largest developer and manager of privatized correctional and detention facilities while increasing operating efficiencies. Accordingly, the Company intends to continue to pursue strategic acquisitions of other managers of privatized correctional and detention facilities.

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

         In June 1994, the Company entered into an international strategic alliance with Sodexho. Among other business ventures, Sodexho provides contract services to French prisons and has business operations in 66 countries. Pursuant to the terms of the joint venture agreement between the Company and Sodexho, only the Company will develop and manage prison management business in the United States and its territories. In the rest of the world, the Company and Sodexho will pursue the prison management business opportunities through local joint venture entities to be established generally on a 50/50 basis. In connection with the alliance, in October 1995, the Company sold to Sodexho a 50% interest in CC Australia. In December 1996, the Company sold to Sodexho a 20% interest in UKDS and granted Sodexho an option to purchase an additional 30% interest in UKDS. Sodexho exercised such option in June 1997. Management believes that, with the formation of the Sodexho alliance, the Company is well positioned to participate in international markets.

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

RECENT DISPOSITION OF ASSETS

         On July 18, 1997, the Company and certain of its subsidiaries, sold the following nine correctional and detention facilities (the "Initial Facilities") to Prison Realty for an aggregate purchase price of $308.1 million:

         Houston Processing Center located in Houston, Texas;
         Laredo Processing Center located in Laredo, Texas;
         Bridgeport Pre-Parole Transfer Facility located in Bridgeport, Texas; Mineral Wells Pre-Parole Transfer Facility located in Mineral Wells, Texas;
         West Tennessee Detention Facility located in Mason, Tennessee; Leavenworth Detention Center located in Leavenworth, Kansas;
         Eloy Detention Center located in Eloy, Arizona;
         Central Arizona Detention Center located in Florence, Arizona; and
         T. Don Hutto Correctional Center located in Taylor, Texas.

         The Company sold the real property and all tangible property associated with each of the Initial Facilities to Prison Realty. Simultaneously with the sale of each of the facilities to Prison Realty, the Company entered into agreements with Prison Realty to lease the facilities from Prison Realty pursuant to long-term, non-cancellable, triple net leases (the "Leases") which require the Company to pay all operating expenses, taxes, insurance and other costs. All of the Leases provide for base rent with certain annual escalations and have primary terms ranging from 10-12 years which may be extended at the fair market rates for three additional five-year periods upon the mutual agreement of the Company and Prison Realty.

         In connection with the sale of facilities to Prison Realty, the Company and certain of its subsidiaries entered into Option Agreements pursuant to which the Company and certain of its subsidiaries granted Prison Realty exclusive options to acquire any or all of five correctional facilities until July 18, 2000 for a purchase price equal to the Company's cost of developing, constructing, and equipping such facilities plus 5% of such costs (the "Option Agreements"). To date, Prison Realty has exercised its option to acquire two such facilities, the Northeast Ohio Correction Center located in Youngstown, Ohio and the Torrance County Detention Facility located in Estancia, New Mexico, for an aggregate purchase price of $108.7 million. In addition, in connection with the sale and lease-back arrangements, the Company and Prison Realty entered into a Right to Purchase Agreement pursuant to which Prison Realty has an option to acquire at fair market value and lease-back to the Company any correctional or detention facility acquired or developed and owned by the Company in the future for a period of three years following the date inmates are first received at such facility (the "Right to Purchase Agreement"). To date, Prison Realty has acquired two facilities, the Cimarron Correctional Facility located in Cushing, Oklahoma and the Davis Correctional Facility located in Holdenville, Oklahoma, pursuant to the Right to Purchase Agreement for an aggregate purchase price of $74.4 million (the facilities that are subject to the Option Agreements and the facilities that are subject to the Right to Purchase Agreement are known, collectively, as the "Option Facilities"). All such facilities are leased back to the Company on terms similar to the Leases.

MARKET

         The Company believes the United States private corrections industry is in a period of significant growth. In the United States, there is a growing trend toward privatization of government services and functions, including corrections and detention, as governments of all types face continuing pressure to control costs and improve the quality of services. As a result of increased costs, some governments have been forced to limit public services and to seek more cost-effective means of providing the remaining services. Since correctional and detention facilities are viewed as an essential service, fiscal pressures have caused governments to seek to deliver these services more cost effectively. Further, as a result of the number of crimes committed each year and the corresponding number of arrests, incarceration costs generally grow faster than any other part of a government's budget. In an attempt to address these pressures, government agencies responsible for correctional and detention facilities are increasingly privatizing facilities. According to the 1996 Private Adult Correctional Facility Census, prepared by Private Corrections Project Center for Studies in Criminology and Law, University of Florida (the "1996 Census"), the design capacity of privately managed adult correctional and detention facilities worldwide has increased dramatically since the first privatized facility was opened by CCA in 1984. The majority of this growth has occurred since 1989 as the number of privately managed adult correctional and detention facilities in operation or under construction worldwide increased from 26 facilities with a design capacity of 10,973 beds in 1989 to 132 facilities with a design capacity of 85,201 beds in 1996. The majority of all private prison management contracts are in the United States. At December 31, 1996, 118 of the 132 contracts were for United States facilities with the remaining 14 divided between Australia and the United Kingdom. According to the 1996 Census, the aggregate capacity of private facilities in operation or under construction rose from 63,595 beds at December 31, 1995 to 85,201 beds at December 31, 1996, an increase of 34%. Additionally, the 1996 Facility Census Reports that the number of private facilities for which contracts have been awarded increased 27% from 104 in 1995 to 132 in 1996 and that the prisoner population housed in privately managed facilities expanded by 30% in 1996.

         The 1996 Facility Census reports that at December 31, 1996 there were 25 state jurisdictions, the District of Columbia and Puerto Rico, within which there were private facilities in operation or under construction. Four of these were state jurisdictions within which facilities were located but where the facilities are not intended to house the local or state-level prisoners of those state jurisdictions. An additional six state jurisdictions were contracting for the housing of state-level or local-level prisoners in private facilities located beyond their geographical boundaries. Further, all three federal agencies with prisoner custody responsibilities (i.e., the United States Bureau of Prisons ("BOP"), the U.S. Immigration and Naturalization Service (the "INS") and the U.S. Marshals Service (the "USMS") continued to contract with private management firms.

         Management believes that the increase in the demand for privatized correctional and detention facilities is also a result, in large part, of the general shortage of beds available in United States correctional and detention facilities. According to reports issued by the United States Department of Justice, Bureau of Justice Statistics ("BJS"), the number of inmates housed in United States federal and state prison facilities increased from 744,208 at December 31, 1985 to 1,630,940 at June 30, 1996, a compound annual growth rate of 7.8%.

         Industry reports also indicate that inmates convicted of violent crimes generally serve only one-third of their sentence, with the majority of them being repeat offenders. Accordingly, there is a perceived public demand for, among other things, longer prison sentences, as well as prison terms for juvenile offenders, resulting in even more overcrowding in United States correctional and detention facilities. Finally, numerous courts and other government entities in the United States have mandated that additional services offered to inmates be expanded and living conditions be improved. Many governments do not have the readily-available resources to make the changes necessary to meet such mandates.

         At December 31, 1997, the Company managed 46 of the 97 privatized United States adult facilities and 36,589 of the 59,464 private United States adult beds according to preliminary estimates prepared for the 1997 Private Adult Correction Facility Census (the "1997 Census"). These facilities include
(i) correctional and detention facilities privatized by federal agencies (i.e. the BOP, the INS and the USMS), (ii) state prisons, community corrections facilities, intermediate sanction facilities, pre-release centers, work program facilities and state jail facilities privatized by state agencies, and (iii) city and county jail facilities and transfer facilities privatized by local agencies. There are also numerous privatized juvenile offender facilities of which the Company currently has contracts to operate facilities with an aggregate design capacity of 691 beds.

         The demand for privately-managed correctional and detention centers is also increasing internationally. Management believes that many countries are faced with the same fiscal pressures as the United States and, as a result, are seeking more cost-effective means of providing prison management services. At December 31, 1997, there were a total of 21 privatized facilities in the United Kingdom, Scotland and Australia, with an aggregate design capacity of 10,437 beds according to preliminary estimates prepared for the 1997 Census. At December 31, 1997, the Company, through its joint ventures, had contracts to manage three of these facilities with an aggregate design capacity of 1,229 beds.

         For similar economic reasons, the demand for privatized prisoner transport services is also increasing domestically and internationally. The Company believes that an increasing number of government agencies will look for more cost-effective means of providing these and other ancillary services.

FACILITIES UNDER MANAGEMENT

         The following table summarizes certain information with respect to correctional and detention facilities under management by the Company, or a subsidiary or joint venture of the Company, at March 9, 1998.


                                                                                        COMMENCE-
   FACILITY                                               DESIGN     SECURITY            MENT OF                         RENEWAL
NAME/LOCATION                     CUSTOMERS              CAPACITY     LEVEL             CONTRACT         TERM            OPTION
-------------                     ---------              --------     -----             --------          ----           ------

DOMESTIC

B.M. Moore Pre-Release            State of Texas           500       Minimum/             6/95             8/98          (1) 1 year
Center                                                               Medium
Overton, Texas

Bartlett State Jail               State of Texas           962       Minimum/            10/95             8/98          (1) 2 year
Bartlett, Texas                                                      Medium

Bay Correctional Facility         State of Florida         750       Medium               8/95             8/98          (1) 2 year
Panama City, Florida

Bay County Jail                   Bay County,              276       Multi               10/85             9/99          (1) 3 year
Panama City, Florida              USMS, INS,
                                  BOP

Bay County Jail Annex             Bay County,              401       Multi                4/86             9/99          (1) 3 year
Panama City, Florida              USMS, INS

Bent County Correctional          State of Colorado        700       Medium              10/96            10/99          (1) 2 year
Facility
Las Animas, Colorado

Bridgeport Pre-Parole             State of Texas           200       Minimum             11/87             8/98                ----
Transfer Facility
Bridgeport, Texas

Brownfield Intermediate           State of Texas           200       Minimum/             7/92             8/98                ----
Sanction Facility                                                    Medium
Brownfield, Texas

Central Arizona Detention         USMS, INS, States      1,792       Multi               10/94          10/2014                ----
Center                            of Oregon, Alaska,
Florence, Arizona                 Montana, and New
                                  Mexico

                                                                                       COMMENCE-
   FACILITY                                                DESIGN     SECURITY          MENT OF                           RENEWAL
NAME/LOCATION                     CUSTOMERS               CAPACITY      LEVEL           CONTRACT             TERM         OPTION
-------------                     ---------               --------      -----           --------             ----         ------

Cimarron Correctional             State of Oklahoma           960       Medium             5/97             6/98        (4) 1 year
Facility
Cushing, Oklahoma


Citrus County Detention           Citrus County, Polk         300       Multi              10/95           10/2000      (1) 3 year
Center                            County, USMS
Lecanto, Florida

Cleveland Pre-Release             State of Texas              520       Minimum/            9/89            8/2000            ----
Center                                                                  Medium
Cleveland, Texas

Correctional Treatment            District of                 866       Medium              3/97            3/2017            ----
Facility                          Columbia
Washington, D.C.

Davidson County Juvenile          Davidson County,            100       Secure              5/94              4/99            ----
Detention Center                  State of Tennessee
Nashville, Tennessee

Davis Correctional Facility       State of Oklahoma           960       Medium              4/96              6/99       (1) 2 year
Holdenville, Oklahoma

Delta Correctional Facility       State of Mississippi      1,016       Minimum/            9/96              9/99       (1) 2 year
Greenwood, Mississippi                                                  Medium

Eden Detention Center             BOP, INS                  1,225       Minimum            10/95           10/2015            ----
Eden, Texas

Elizabeth Detention Center        INS                         300       Minimum             1/97              8/98       (1) 1 year
Elizabeth, New Jersey

Eloy Detention Center             BOP, INS                  1,250(250)  Medium              7/94              2/98
Eloy, Arizona

Great Plains Correctional         State of Oklahoma           768       Medium             10/91              7/98             ----
Facility
Hinton, Oklahoma

Guayama Correctional              Puerto Rico               1,000       Medium             12/95           12/2000       (1) 5 year
Center
Guayama, Puerto Rico

                                                                                         COMMENCE-
   FACILITY                                                DESIGN    SECURITY            MENT OF                        RENEWAL
NAME/LOCATION                     CUSTOMERS               CAPACITY    LEVEL             CONTRACT         TERM           OPTION
-------------                     ---------               --------    -----             --------         ----           ------

Hardeman County                   States of Tennessee     2,016       Medium             5/97           6/2000         (6) 3 year
Correctional Center               Wisconsin, and
Whiteville, Tennessee             Indiana, Madison
                                  County

Hernando County Jail              Hernando County,          302       Multi             10/88          10/2000               ----
Brooksville, Florida              USMS

Houston Processing Center         INS                       411       Medium             4/84             9/98               ----
Houston, Texas

Huerfano County                   State of Colorado         752       Medium            11/97             6/98               ----
Correctional Center
Walsenburg, Colorado

Jesse R. Dawson State Jail        State of Texas          2,000       Minimum/           8/95             8/98         (1) 2 year
Dallas, Texas                                                         Medium

Lake City Correctional            State of Florida          350       Medium             2/97           2/2000         (1) 2 year
Facility
Lake City, Florida

Laredo Processing Center          INS, BOP                  258       Minimum/           3/85             4/98               ----
Laredo, Texas                                                         Medium

Leavenworth Detention             USMS                      327       Maximum            6/92             9/98               ----
Center
Leavenworth, Kansas

Liberty County Jail               Liberty County,           382       Multi             11/95            11/98         (1) 2 year
Liberty, Texas                    USMS, INS

Marion County Jail II             Marion County,            670       Multi             11/97          11/2000         (1) 2 year
Indianapolis, Indiana             State of Indiana

Metro-Davidson County             Davidson County         1,092       Multi              2/92           6/2000         (1) 2 year
Detention Facility
Nashville, Tennessee

Mineral Wells Pre-Parole          State of Texas          1,503(300)  Minimum            7/89             8/98               ----
Transfer Facility
Mineral Wells, Texas

New Mexico Women's                State of New              322       Multi              6/89             6/99          (5) 2 year
Correctional Facility             Mexico
Grants, New Mexico

                                                                                         COMMENCE-
   FACILITY                                                DESIGN    SECURITY            MENT OF                       RENEWAL
NAME/LOCATION                     CUSTOMERS               CAPACITY     LEVEL             CONTRACT         TERM          OPTION
-------------                     ---------               --------     -----             --------         ----          ------

Northeast Ohio Correctional       District of             2,016       Medium              5/97              7/98      (4) 1 year
Center                            Columbia
Youngstown, Ohio

Okeechobee Juvenile               State of Florida          100       Secure              12/97           6/2000             ----
Offender Correctional Center
Okeechobee, Florida

Ponce Correctional Center         Puerto Rico             1,000       Medium              2/97            2/2002      (1) 5 year
Ponce, Puerto Rico

Ponce Young Adult                 Puerto Rico               500       Multi               2/97            2/2002      (1) 5 year
Correctional Facility
Ponce, Puerto Rico

Prairie Correctional Facility     States of Minnesota,    1,338       Medium             10/96           10/2007            ----
Appleton, Minnesota               Colorado and North
                                  Dakota, INS

Shelby Training Center            Shelby County,            200       Secure              5/86            4/2015            ----
Memphis, Tennessee                BOP

Silverdale Facilities             Hamilton County           414       Multi              10/84            9/2000      (4) 4 year
Chattanooga, Tennessee

South Central Correctional        State of Tennessee      1,506       Medium              3/92            3/2000       (1) 2 year
Center
Clifton, Tennessee

Southern Nevada Women's           State of Nevada           500       Medium              9/97            6/2015             ----
Correctional Facility
Las Vegas, Nevada

Southwest Indiana Regional        State of Indiana and      132       Secure              4/95            4/2000             ----
Youth Village                     surrounding
Vincennes, Indiana                Counties

T. Don Hutto Correctional         Williamson County,        480       Medium              1/97            1/2000             ----
Center                            States of Wyoming
Taylor, Texas                     and Texas

Tall Trees                        Shelby County,             63       Non-secure          1/84            1/2004             ----
Memphis, Tennessee                State of Tennessee

                                                                                        COMMENCE-
   FACILITY                                                DESIGN    SECURITY            MENT OF                         RENEWAL
NAME/LOCATION                     CUSTOMERS               CAPACITY     LEVEL            CONTRACT             TERM        OPTION
-------------                     ---------               --------    -----             --------             ----        ------

Torrance County Detention         State of New              910       Multi               12/90           12/2010             ----
Facility                          Mexico, USMS,
Estancia, New Mexico              INS, Torrance
                                  County

Venus Pre-Release Center          State of Texas          1,000       Minimum/             8/89              8/98       (1) 1 year
Venus, Texas                                                          Medium

West Tennessee Detention          State of Montana,         600       Multi                9/90            9/2010             ----
Facility                          USMS, INS, BOP,
Mason, Tennessee                  U.S. Virgin Islands

Wilkinson County                  State of Mississippi      500       Medium               1/98            1/2001       (1) 2 year
Correctional Center
Woodville, Mississippi

Winn Correctional Center          State of Louisiana      1,474       Medium               3/90            3/2000             ----
Winfield, Louisiana


INTERNATIONAL

Blakenhurst, HM Prison            United Kingdom            850       Medium               5/93              5/98        (3) 3 year
Ridditch, England

Borallon Correctional Centre      Queensland                469       Multi                2/90            4/2000             ----
Queensland, Australia

Metropolitan Women's              Victoria                  125       Multi                8/96            8/2001       (5) 3 year
Correctional Centre
Victoria, Austria


FACILITY MANAGEMENT CONTRACTS

         The Company is compensated on the basis of the number of inmates held in each of its facilities. Contracts may vary to provide fixed per diem rates or monthly fixed rates. Of the Company's 52 domestic facilities in operation, 48 of the Company's facility management contracts provide that the Company will be compensated at an inmate per diem rate based upon actual or minimum guaranteed occupancy levels and four of the management contracts are based on monthly fixed rates. In either case, the compensation is invoiced in accordance with applicable law and is paid on a monthly basis. Occupancy rates for a particular facility will be low when first opened or when expansions are first available. However, beyond the start-up period, which typically ranges from 30 to 90 days, the occupancy rate tends to stabilize. For 1997, the average occupancy, based on rated capacity, was 93.2% for all facilities operated by the Company.

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

         The Company's facility contracts are short term in nature. Terms of federal contracts generally range from one to five years, and contain multiple renewal options. The terms of local and state contracts may be for longer periods with additional renewal options. Most facility contracts also generally contain clauses which allow the government agency to terminate a contract without cause. The Company's facility contracts are generally subject to annual or bi-annual legislative appropriation of funds. A failure by a government agency to receive appropriations could result in termination of the contract by such agency or a reduction in the management fee payable to the Company. No assurance can be given that other government agencies will not terminate or renew a contract with the Company in the future.

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

         The Company operates each facility in accordance with Company-wide policies and procedures and the standards and guidelines established by the American Correctional Association ("ACA") Commission on Accreditation. The ACA is an independent organization comprised of professionals in the corrections industry that establishes guidelines of standards by which a correctional institution may gain accreditation. The ACA standards, which the ACA believes safeguard the life, health and safety of offenders and personnel, are the basis of the accreditation process and define policies and procedures for operating programs. The ACA standards, which are the industry's most widely accepted correctional standards, describe specific objectives to be accomplished and cover such areas as administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. The ACA standards are the most widely accepted correctional standards. The Company has sought and received ACA accreditation for 24 of the facilities it currently manages and intends to apply for ACA accreditation for all of its facilities once they are eligible. The accreditation process is usually completed 18 to 24 months after a facility is opened.

FACILITY DESIGN, CONSTRUCTION AND FINANCE

         In addition to its facility management services, the Company also provides consultation to various government agencies with respect to the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities. Since its inception in January 1983, the Company has designed and constructed 31 of its 52 domestic operating corrections facilities for various federal, state, and local government agencies. The Company manages all of the facilities it has designed and constructed or redesigned and renovated.

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

         Historically, government entities have used various methods of construction financing to develop new correctional facilities, including, but not limited to the following: (i) one-time general revenue appropriation by the government agency for the cost of the new facility; (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity; or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. In certain circumstances, the Company may provide certain credit enhancements for such financings in the form of a (i) letter of credit, (ii) guaranty or (iii) other similar agreements. Generally, when the project is financed using direct government appropriations or proceeds from the sale of bonds or other obligations issued prior to the award of the project, or by the Company directly, the financing is in place when the construction or renovation contract is executed. If the project is financed using project-specific tax-exempt bonds or other obligations, the construction contract is generally subject to the sale of such bonds or obligations. In most circumstances, substantial expenditures for construction will not be made on such a project until the tax-exempt bonds or other obligations are sold. If such bonds or obligations are not sold, construction and management of the facility may either be delayed until alternate financing is procured or development of the project will be entirely suspended. When the Company is awarded a facility management contract, appropriations for the first annual or bi-annual period of the contract's term have generally already been approved, and the contract is subject to government appropriations for subsequent annual or bi-annual periods. Of the domestic facilities currently managed by the Company, 21 were funded by the government using one of the above-described financing vehicles.

FACILITIES UNDER CONSTRUCTION

         The following table presents information concerning facilities that are currently under construction or are being expanded with respect to which the Company has agreements to provide certain management and operation services:

     Location                       Use                             Bed Capacity
     --------                       ---                             ------------

Alamo, Georgia          Medium Security Correctional Facility             508

         Construction has begun on a 508-bed medium security facility in Alamo, Georgia to be known as the Wheeler County Correctional Facility. The facility will be financed and owned by the Company, and construction is scheduled for completion in the fourth quarter of 1998. The facility will house inmates for the State of Georgia. The State of Georgia has the option to increase the facility design capacity to 750 or 1,000 beds. Prison Realty has an option to purchase the facility pursuant to the Right to Purchase Agreement.

Boise, Idaho            Minimum-Medium Correctional Facility            1,250

         Construction has begun on a 1,250-bed multi security facility in Boise, Idaho. The facility will be financed and owned by the State of Idaho, and construction is scheduled for completion in the third quarter of 1999. The facility will house inmates for the State of Idaho.

     Location                       Use                             Bed Capacity
     --------                       ---                             ------------

Burlington, Colorado    Medium Security Correctional Facility             768

         Construction has begun on a 768-bed medium security facility in Burlington, Colorado, to be known as the Kit Carson Correctional Center. The Company is financing the construction and will own the facility. Construction is scheduled for completion in the fourth quarter of 1998. It is anticipated that the facility will house inmates for the State of Colorado. Prison Realty has an option to purchase the facility from the Company pursuant to the Right to Purchase Agreement.

California City,
California              Medium Security Correctional Facility           2,304

         The Company plans to begin construction in the second quarter of 1998 on a 2,304-bed medium security facility in California City, California, to be known as the California City Correctional Facility. Construction is scheduled for completion in the third quarter of 1999. It is anticipated that the facility will house inmates for the State of California. Prison Realty has an option to purchase the facility from the Company pursuant to the Right to Purchase Agreement.

Eloy, Arizona           Medium Security Correctional Facility             250
                                                                     (expansion)

         Construction has been completed on a 250-bed expansion to the 1,250-bed Eloy Detention Center in Eloy, Arizona. The facility is owned by Prison Realty and houses inmates for the BOP and INS.

Frostproof, Florida     Multi-Security Correctional Facility            1,008

         Construction has begun on a 1,008-bed multi security facility in Frostproof, Florida. The Company is financing the construction and will own the facility. Construction is scheduled for completion in the second quarter of 1999, and the facility will house inmates for Polk County, Florida.

Lawrenceville,
Virginia                Medium Security Correctional Facility           1,500

         Construction has begun on a 1,500-bed medium security facility in Lawrenceville, Virginia. The facility will be financed and owned by the Brunswick Industrial Development Authority, and construction is scheduled for completion in the first quarter of 1998. The facility will house inmates for the State of Virginia.

Mendota, California     Medium Security Correctional Facility           1,024

         The Company plans to begin construction in the second quarter of 1998 on a 1,024-bed medium security facility in Mendota, California, to be known as the Mendota Correctional Facility. Construction is scheduled for completion in the third quarter of 1999, and it is anticipated that the facility will house Federal inmates. Prison Realty has an option to purchase the facility from the Company pursuant to the Right to Purchase Agreement.

Mineral Wells, Texas    Medium Security Correctional Facility             300
                                                                     (expansion)

         Construction has begun on a 300-bed expansion to the Mineral Wells Pre-Parole Transfer Facility in Mineral Wells, Texas. The facility is owned by Prison Realty and construction is scheduled for completion in the second quarter of 1998. The facility houses inmates for the State of Texas.

     Location                       Use                             Bed Capacity
     --------                       ---                             ------------

Nicholls, Georgia       Medium Security Correctional Facility             508

         Construction has begun on a 508-bed medium security facility in Nicholls, Georgia, to be known as the Coffee County Correctional Facility. The facility will be financed and owned by the Company, and construction is scheduled for completion in the fourth quarter of 1998. The facility will house inmates for the State of Georgia. The State of Georgia has the option to increase the facility design capacity to 750 or 1,000 beds. Prison Realty has an option to purchase the facility pursuant to the Right to Purchase Agreement.

San Diego, California   Medium Security Correctional Facility           1,000

         The Company plans to begin construction in the second quarter of 1998 on a 1,000-bed medium security facility in San Diego. The facility will be financed and owned by the Company, and construction is scheduled for completion in the second quarter of 1999. The facility is expected to house Federal inmates.

Sayre, Oklahoma         Medium Security Correctional Facility           1,440

         Construction has been completed on a 1,440-bed medium security facility in Sayre, Oklahoma, known as the North Fork Correctional Facility. The Company financed and owns the facility. It is anticipated that the facility will house inmates for the states of Michigan and Oklahoma. Prison Realty has an option to purchase the facility from the Company pursuant to the Option Agreements.

Watonga, Oklahoma       Medium Security Correctional Facility           1,440

         Construction has begun on a 1,440-bed medium security facility in Watonga, Oklahoma, to be known as the Diamondback Correctional Facility. The Company is financing and will own the facility, and construction is scheduled for completion in the fourth quarter of 1998. It is anticipated that the facility will house inmates for various states. Prison Realty has an option to purchase the facility from the Company pursuant to the Right to Purchase Agreement.

Whiteville, Tennessee   Medium Security Correctional Facility           1,536

         Construction has begun on a 1,536-bed medium security facility in Whiteville, Tennessee. The Company is financing and will own the facility and construction is scheduled for completion in the third quarter of 1998. The facility will house inmates for the State of Wisconsin. Prison Realty has an option to purchase the facility from the Company pursuant to the Option Agreements.

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

         Under its facilities management contracts, the Company usually provides the contracting government agency with the services, personnel and materials necessary for the operation, maintenance and security of the facility and the custody of inmates. The Company offers full logistical support to the facilities it manages, including security, health care services, transportation, building and ground maintenance, education, treatment and counseling services, and institutional food services. Except for certain aspects of health care services, which are generally subcontracted, all of the facilities support services are provided by the Company's personnel.

         The Company's business development and project departments are responsible for marketing the Company's service to government clients. Marketing responsibilities include identifying new clients, preparing and delivering formal presentations, identifying project construction partners and potential financing sources, developing proposals and interfacing with the Company's customers from contract award through the receipt of inmates.

         The operations department, in conjunction with the legal department, supervises compliance of each facility to operational standards of applicable management contracts and of professional and government agencies. The operations department also establishes and monitors the policies and procedures of the Company. The department's responsibilities include developing specific policies and procedures manuals, monitoring all management contracts, ensuring compliance with applicable labor and affirmative action standards, training and administering all personnel, purchasing supplies and developing educational, vocational, counseling and life skills inmate programs. The Company provides meals for inmates at the facilities it operates in accordance with regulatory, client and nutritional requirements. These catering responsibilities include hiring and training staff, monitoring food operations, purchasing food and supplies, and maintaining equipment, as well as adhering to all applicable safety and nutritional standards and codes.

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

         The Company views government agencies responsible for federal, state and local correctional facilities in the United States and government agencies responsible for correctional facilities in Puerto Rico, the United Kingdom and Australia as its primary target markets.

         The Company generally receives inquiries from or on behalf of government agencies that are considering privatization of certain facilities or that have already decided to contract with private enterprise. When it receives such an inquiry, the Company determines whether there is an existing need for the Company's services and whether the legal and political climate in which the inquiring party operates is conducive to serious consideration of privatization. Then an initial cost analysis is conducted to further determine project feasibility.

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

         Generally, government agencies responsible for correctional and detention services procure goods and services through RFPs or RFQs. Most of the Company's activities in the area of securing new business are in the form of responding to RFPs. As part of the Company's process of responding to RFPs, management meets with appropriate personnel from the agency making the request to best determine the agency's distinct needs. If the project fits within the Company's strategy, the Company will then submit a written response to the RFP. A typical RFP requires bidders to provide detailed information, including, but not limited to, the service to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services (which services may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility). The Company has and intends to in the future, engage independent consultants to assist it in responding to RFPs. Based on the proposals received in response to an RFP, the agency will award a contract to the successful bidder. In addition to issuing formal RFPs, local jurisdictions may issue an RFQ. In the RFQ process, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which its services are to be provided.

         The marketing process for facility management consists of several critical events. These include issuance of an RFP or RFQ by a government agency, submission of a response to the RFP or RFQ by the Company, the award of the contract by a government agency and the commencement of construction or management of the facility. The Company's experience has been that a substantial period of time may elapse from the initial inquiry to receipt of a new contract. As the concept of privatization has gained wider acceptance, however, the length of time from inquiry to the award of a contract has shortened. The length of time required to award a contract is also affected, in some cases, by the need to introduce enabling legislation. If the facility for which an award has been made must be constructed, the Company's experience has generally been that management of a newly-constructed facility typically commences between 12 and 24 months after the government agency's award.

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

         In addition to marketing its services to federal, state and local authorities, the Company markets its services internationally, primarily, through the international alliance formed with Sodexho. The Company is currently marketing its management services in [Australia, Canada, Continental Europe, Panama, South Africa, and the United Kingdom].

         The marketing efforts of TransCor for inmate transportation services vary from those of the rest of the Company. TransCor's marketing approach generally consists of mass mailings, phone calls and personal visits to hundreds of state and local government agencies, as well as attendance at local, state and national trade shows.

BUSINESS PROPOSALS

         At March 9, 1998, the Company was pursuing nine prospects with a total of approximately 11,600 beds for which written responses to RFPs and other solicitations have been submitted. The Company is also pursuing nine prospects with a total of approximately 8,700 beds for which it has not submitted proposals. The domestic projects that the Company is pursuing are located in 12 states, including seven states in which the Company is not currently operating. The Company is also pursuing other projects for which it has not yet submitted, and may not submit, a response to an RFP. Additionally, the Company is pursuing business in Australia and the United Kingdom, as well as other foreign facility prospects, through its alliance with Sodexho. No assurance can be given that the Company will receive additional awards with respect to proposals submitted.

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

MAJOR CUSTOMERS

         The Company's customers consist of local, state and federal correctional and detention authorities. The following table sets forth, for the periods indicated, the percentage of the Company's revenues from the State of Texas in each of 1996 and 1997. The State of Texas was the only single customer of the Company which accounted for 10% or more of the Company's total revenues in 1997.

                                                          Percentage of Revenues
                                                          ----------------------
                                                       Year ended      Year ended
Customer                   Location                     12/31/97        12/31/96
--------                   --------                     --------        --------

State of Texas          Venus, Texas                      13%             16%
                        Cleveland, Texas,
                        Laredo, Texas
                        Bridgeport, Texas
                        Mineral Wells, Texas
                        Brownfield, Texas
                        Overton, Texas,
                        Bartlett, Texas
                        Liberty, Texas

BACKLOG

         Most of the Company's contracts provide for the Company to be compensated on a per diem/per capita basis, which fluctuates daily. However, certain contracts guarantee a minimum utilization over the term of such contracts. The Company's backlog, as shown below, reflects only guaranteed revenues pursuant to the Company's guaranteed contracts over the term of such contracts, using current per diem/per capita rates, and disregarding any renewals of such contracts and adjustments to such rates as a result of inflation. As of December 31, 1997, the Company's backlog, determined as described above, was $239.5 million, of which $133.7 million is expected to be filled during the year ending December 31, 1998. As of December 31, 1996, the Company's backlog, computed as described above, was $310.0 million.

EMPLOYEES

         At December 31, 1997, the Company employed 10,873 full-time employees and 192 part-time employees. Of such full-time employees, 147 were employed at the Company's corporate offices and 10,726 were employed at the Company's facilities and its transportation subsidiary. The Company employs personnel in the following areas: clerical and administrative, including facility administrators/wardens, security, food service, medical, transportation and scheduling, maintenance, teachers, counselors and other support services.

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

INSURANCE

         The Company maintains a $30 million general liability insurance policy for all of its operations. To date, no payments have been made under the Company's general liability insurance policies because of any action brought as a result of the operation of any of its facilities. The Company also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation and directors and officers liability. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

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

LITIGATION

         The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, inmate privileges. As an owner of real property, the Company may be subject to certain proceedings relating to personal injury at such facilities. The leases regarding facilities owned by Prison Realty provide that the Company is responsible for claims based on personal injury and property damage at such facilities and required the Company to maintain insurance for such purposes. See "Risk Factors - Corrections and Detention Industry Risks."

RISK FACTORS

         The Company is subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the certain forward looking statements contained herein and elsewhere. The following risk factors identifies, among others, those risks as determined by the Company.

         Revenue and Profit Growth Dependent on Expansion. The Company's growth is dependent upon its ability to obtain contracts to manage new correctional and detention facilities and to retain existing management contracts. The rate of construction of new facilities and the Company's potential for growth will depend on a number of factors, including crime rates and sentencing patterns in the United States and other countries in which the Company operates, government and public acceptance of the concept of privatization, the number of facilities available for privatization, and the Company's ability to obtain awards for contracts and to integrate new facilities into its management structure on a profitable basis. In addition, certain jurisdictions have recently required the successful bidder to make a significant capital investment in connection with the financing of a particular project. The Company's ability to secure awards under such circumstances will therefore also depend on the Company having significant capital resources. There can be no assurance that the Company will be able to obtain additional contracts to develop or manage new facilities on favorable terms.

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

         Corrections and Detention Industry Risks

                  Short-Term Nature of Government Contracts. The Company typically enters into facility management contracts with government entities with terms of up to five years, with one or more renewal options that may be exercised only by the contracting government agency. No assurance can be given that any agency will exercise a renewal option in the future. Moreover, the contracting agency typically may terminate a facility contract without cause by giving the Company written notice.

                  Dependence on Government Appropriations. The Company's cash flow is subject to the receipt of sufficient funding of and timely payment by contracting government entities. If the appropriate government agency does not receive sufficient appropriations to cover its contractual obligations, a contract may be terminated, or the management fee may be deferred or reduced. Any delays in payment could have an adverse effect on the Company's cash flow. Further, it is part of the Company's business strategy to acquire facilities from government entities and to lease those facilities to the government entity or to finance the facility for the government entity. The ability of the government entity to make payments under such leases or in connection with such financing may be dependent upon annual appropriations.

                  Dependence on Government Agencies for Inmates. The Company is dependent on government agencies supplying their facilities with a sufficient number of inmates to meet the facility's design capacities. A failure to do so may have a material adverse effect on the Company's financial condition and results of operations.

                  Dependence on Ability to Develop New Prisons. The success of the Company in obtaining new awards and contracts may depend, in part, upon its ability to locate land that can be leased or acquired under favorable terms. Otherwise desirable locations may be in or near populated areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Moreover, the private corrections industry is subject to public scrutiny. Negative publicity about an escape, riot or other disturbance at a privately managed facility may result in publicity adverse to the Company and the private corrections industry, thereby making it more difficult for the Company to renew existing contracts, or to obtain new contracts or sites on which to operate new facilities.

                  Options to Purchase. When the Company buys a facility from a government entity, or develops a facility for the same, the government entity may require the Company to grant the government entity an option to purchase the facility back from the Company at a price at or below fair market value. The Company, therefore, may be required to sell such facility to the government entity upon exercise of such an option at less than fair market value. Additionally, if the Company sells such a facility to Prison Realty or to another purchaser, it may be required to adjust the sales price of such facility for a certain period of time for such purchaser with respect to the price paid by such government entity upon exercise of the option and the price paid by the purchaser.

                  Legal Proceedings. The Company's ownership and operation of correctional and detention facilities could expose it to potential third party claims or litigation by prisoners or other persons related to personal injury or other damages resulting from contact with a facility, its managers, personnel, or other prisoners, including damages arising from a prisoner's escape from, or a disturbance or riot at, a Company owned facility. In addition, as an owner of real property, the Company may be subject to certain proceedings relating to personal injury of persons at such facilities. The Company may be held responsible under state laws for claims based on personal injury or property damage.

         Regulations. The industry in which the Company operates is subject to national, federal, state and local regulations which are administered by various regulatory authorities. Prospective providers of correctional and detention services must comply with a variety of applicable state and local regulations including education, health care and safety regulations. The Company's contracts typically include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting government agencies.
State law also typically requires correctional officers to meet certain training standards. Certain states such as Florida and Texas deem prison guards to be peace officers and require Company personnel to be licensed and may make them subject to background investigation. In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. The failure to comply with any applicable laws, rules or regulations and the loss of any required license could have a material adverse effect on the Company's financial condition and results of operation. Furthermore, the current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statues and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company's financial condition and results of operation.

         Competition. The Company competes primarily on the basis of the quality and range of services offered, its experience in managing facilities, the reputation of its personnel and its ability to design, finance and construct new facilities. The business in which the Company engages is one that other entities may easily enter without substantial capital investment or experience in management of correctional or detention facilities. Private sector competitors of the Company include, among others, Wackenhut Corrections Corporation, Correctional Services Corporation, Inc., United States Corrections Corp., Group 4 International Corrections Service and Securicor Group. Some of the Company's international competitors are larger and have greater resources than the Company. The Company also competes in some markets with smaller local companies that may have a better understanding of the local conditions and may be better able to gain political and public acceptance. In addition, the Company competes with government agencies that are responsible for correctional facilities.

         Dependence on Senior Management. The success of the Company's operations has been and will continue to be highly dependent upon the continued services of its senior management. The loss of one or more of the Company's senior management could have a material adverse effect on the Company's business.

         Relationship with Sodexho. Sodexho beneficially owns 15.5% of the Common Stock. Accordingly, Sodexho may have a significant influence over the affairs of the Company. Sodexho has agreed to limit its ownership interest in the Company to 25% (or 30% in certain limited circumstances) through June 23, 1999, subject to earlier termination upon the occurrence of certain events, and has agreed to certain restrictions on the voting of its Common Stock. Sodexho has a preemptive right to purchase additional shares of Common Stock or securities convertible or exchangeable for Common Stock in any issuance of securities by the Company in an amount necessary to enable Sodexho to maintain a percentage ownership in the Company equal to 20% of the Common Stock on a fully diluted basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

ITEM 2. PROPERTIES

         The Company currently operates facilities located in 19 states, the District of Columbia, Puerto Rico, Australia and the United Kingdom. As of March 20, 1998, the Company owns five of the 52 domestic facilities it operates, leases 34 domestic facilities from government agencies and non-profit corporations and leases 13 facilities from Prison Realty.

         On July 18, 1997, the Company and certain of its subsidiaries, sold the Initial Facilities to Prison Realty for an aggregate purchase price of $308.1 million. The Company sold the real property and all tangible property associated with each of the Initial Facilities to Prison Realty. Simultaneously with the sale of each of the facilities to Prison Realty, the Company entered into the Leases which require the Company to pay all operating expenses, taxes, insurance and other costs. All of the Leases provide for base rent with certain annual escalations and have primary terms ranging from 10-12 years which may be extended at the fair market rates for three additional five-year periods upon the mutual agreement of the Company and Prison Realty.

         In connection with the sale of facilities to Prison Realty, the Company and certain of its subsidiaries entered into Option Agreements pursuant to which the Company and certain of its subsidiaries granted Prison Realty exclusive options to acquire any or all of five correctional facilities until July 18, 2000 for a purchase price equal to the Company's cost of developing, constructing, and equipping such facilities plus 5% of such costs. To date, Prison Realty has exercised its option to acquire two such facilities, the Northeast Ohio Correction Center located in Youngstown,

Ohio and the Torrance County Detention Facility located in Estancia, New Mexico, for an aggregate purchase price of $108.7 million. In addition, in connection with the sale and lease-back arrangements, the Company and Prison Realty entered into a Right to Purchase Agreement pursuant to which Prison Realty has an option to acquire at fair market value and lease-back to the Company any correctional or detention facility acquired or developed and owned by the Company in the future for a period of three years following the date inmates are first received at such facility. To date, Prison Realty has acquired two facilities, the Cimarron Correctional Facility located in Cushing, Oklahoma and the Davis Correctional Facility located in Holdenville, Oklahoma, pursuant to the Right to Purchase Agreement for an aggregate purchase price of $74.4 million.

         The location, name and rated capacity of each of the Company's operating facilities at March 20, 1998, grouped by state, are set forth in the following table:

                                                                                 NO. OF      OWNED, MANAGED
LOCATION                CITY              NAME                                   BEDS           OR LEASED
--------                ----              ----                                   ----           ---------

DOMESTIC

Arizona                 Eloy              Eloy Detention Center                   1,250 (250)    Leased
                        Florence          Central Arizona                         1,792          Leased
                                             Detention Center
Colorado                Las Animas        Bent County Correctional                  700          Managed
                                             Facility
                        Walsenburg        Huerfano County Correctional
                                             Center                                 752          Owned
Florida                 Panama City       Bay Correctional Facility                 750          Managed
                        Panama City       Bay County Jail                           276          Managed
                        Panama City       Bay County Jail Annex                     401          Managed
                        Brooksville       Hernando County Jail                      302          Managed
                        Lake City         Lake City Correctional Facility           350          Managed
                        Lecanto           Citrus County Detention                   300          Managed
                                             Facility
                        Okeechobee        Okeechobee Juvenile Offender              100          Managed
                                             Correctional Center
Indiana                 Vincennes         Southwest Indiana Regional                132          Managed
                                             Youth Village
                        Indianapolis      Marion County Jail II                     670          Managed
Kansas                  Leavenworth       Leavenworth Detention Center              327          Leased
Louisiana               Winnfield         Winn Correctional Center                1,474          Managed
Minnesota               Appleton          Prairie Correctional Facility           1,338          Managed
Mississippi             Greenwood         Delta Correctional Facility             1,016          Managed
                        Woodville         Wilkinson County Correctional             500          Managed
                                             Center
Nevada                  Las Vegas         Southern Nevada Women's                   500          Owned
                                             Correctional Facility
New Jersey              Elizabeth         Elizabeth Detention Center                300          Managed
New Mexico              Estancia          Torrance County Detention                 910          Leased
                                             Facility
                        Grants            New Mexico Women's                        322          Owned
                                             Correctional Facility

--------
( )Indicates number of expansion beds.

                                                                                 NO. OF      OWNED, MANAGED
LOCATION                CITY              NAME                                   BEDS           OR LEASED
--------                ----              ----                                   ----           ---------

Ohio                    Youngstown        Northeast Ohio Correction Center        2,016          Leased
Oklahoma                Cushing           Cimarron Correctional Facility            960          Leased
                        Hinton            Great Plains Correctional                 768          Managed
                                             Facility
                        Holdenville       Davis Correctional Facility               960          Leased
Puerto Rico             Guayama           Guayama Correctional Center             1,000          Managed
                        Ponce             Ponce Correctional Center               1,000          Managed
                        Ponce             Ponce Young Adult Facility                500          Managed
Tennessee               Chattanooga       Silverdale Facilities                     414          Managed
                        Clifton           South Central Correctional              1,506          Managed
                                             Center
                        Mason             West Tennessee Detention                  600          Leased
                                             Facility
                        Memphis           Shelby Training Center                    200          Owned
                        Memphis           Tall Trees                                 63          Managed
                        Nashville         Davidson County Juvenile                  100          Managed
                                             Detention Center
                        Nashville         Metro-Davidson County                   1,092          Managed
                                             Detention Facility
                        Whiteville        Hardeman County Correctional            2,016          Managed
                                             Center
Texas                   Bartlett          Bartlett State Jail                       962          Managed
                        Bridgeport        Bridgeport Pre-Parole Transfer            200          Leased
                                             Facility
                        Brownfield        Brownfield Intermediate                   200          Managed
                                             Sanction Facility
                        Cleveland         Cleveland Pre-Release Center              520          Managed
                        Dallas            Jesse R. Dawson State Jail              2,000          Managed
                        Eden              Eden Detention Center                   1,225          Managed
                        Houston           Houston Processing Center                 411          Leased
                        Laredo            Laredo Processing Center                  258          Leased
                        Liberty           Liberty County Jail                       382          Managed
                        Mineral Wells     Mineral Wells Pre-Parole                1,503(300)     Leased
                                             Transfer Facility
                        Overton           B.M. Moore Pre-Release                    500          Managed
                                             Center
                        Taylor            T. Don Hutto Correctional                 480          Leased
                                             Center
                        Venus             Venus Pre-Release Center                1,000          Managed
District of             Washington        Correctional Treatment                    866          Owned
Columbia                                     Facility

INTERNATIONAL

Australia               Queensland        Borallon Corrections Centre               455          Managed
                        Victoria          Metropolitan Women's                      125          Owned
                                             Correctional Centre
United Kingdom          Redditch          Blakenhurst HM Prison                     649          Managed

-----------------------------
( ) Indicates number of expansion beds.

         For the first ten months of 1997, the Company maintained its corporate headquarters in approximately 21,600 square feet of office space at 102 Woodmont Boulevard, Suite 800, Nashville, Tennessee 37205, at a rate comparable for similar space in the area. In addition, during the same period, the Company also leased approximately 13,000 square feet of office space in Brentwood, Tennessee, at a rate comparable for similar space in the area.

         In March 1996, the Company acquired approximately 3.25 acres in the Burton Hills Office Park, Nashville, Tennessee and began construction on a 75,000 square foot office building. Construction on the office building was completed in November 1997, at which time the Company terminated the office leases referred to above and moved the Company's corporate headquarters to the new building. The Company occupies substantially all of the building with approximately 844 square feet of the office space being leased by the Company to Prison Realty and approximately 2,284 square feet of office space being leased to DC Investment Partners, LLC, a Tennessee limited liability company ("DC Investments"), which serves as the general partner or investment advisor to five private investment limited partnerships. D. Robert Crants, III is a principal in DC Investments and is the son of Doctor R. Crants.

         The Company's wholly-owned subsidiary, TransCor, leases approximately 15,000 square feet of office space and a maintenance facility comprising approximately 8,000 square feet at 1510 Fort Negley Boulevard, Nashville, Tennessee, at a rate comparable for similar space in the area.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on the consolidated financial statements of the Company. See "Risk Factors - Corrections and Detention Industry Risks - Legal Proceedings."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

SECURITIES OF THE COMPANY

       (a) The Company's Common Stock began trading on the New York Stock Exchange (the "NYSE") under the symbol "CXC" in 1994. Effective as of February 2, 1998, the symbol for the Company's Common Stock was changed to "CCA." The following table sets forth the quarterly high and low closing sales prices as reported on the NYSE for the periods indicated. In October 1995, the Company authorized a 2-for-1 stock split on its Common Stock effective October 31, 1995. The stock split was paid in the form of a one-share dividend for every share of Common Stock held by shareholders of record on October 16, 1995. In June 1996, the Company authorized a 2-for-1 stock split on its Common Stock effective July 2, 1996. The stock split was paid in the form of a one-share dividend for every share of Common Stock held by shareholders of record on June 19, 1996. All references herein to the Common Stock are on a post-split basis. The closing stock price for the Company's Common Stock on the New York Stock Exchange was $37.06 on December 31, 1997.

            Fiscal Year 1997                    High        Low
            ----------------                    ----        ---
            First Quarter                      $33.50      $24.25
            Second Quarter                      40.88       23.50
            Third Quarter                       44.88       37.00
            Fourth Quarter                      44.56       29.69

            Fiscal Year 1996
            ----------------

            First Quarter                       $28.50     $17.38
            Second Quarter                       42.44      26.81
            Third Quarter                        35.50      27.25
            Fourth Quarter                       31.75      23.13

       (b) As of March 17, 1998, there were approximately 1,288 holders of record of the Company's Common Stock.

       (c) The Company has not paid any cash dividends to its common shareholders since its inception and does not anticipate paying any cash dividends to its common shareholders in the foreseeable future. The Company intends to retain earnings to provide funds for its operations and growth. Future cash dividend policy will be determined by the Board of Directors based on conditions then existing, including the Company's earnings and financial condition, capital requirements and other relevant factors. In addition, cash dividends may not be paid without the consent of the Company's lenders.

       In September 1992, the Company issued a warrant dividend to its holders of Common Stock by distributing one warrant for every five outstanding shares of Common Stock held on the record date (the "Warrants"). The Warrants were convertible into four shares of Common Stock at an exercise price of $8.50 and expired on September 14, 1997.

SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

       Sale of Unregistered Securities. The Company has sold the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in the last three years. Unless indicated otherwise, all securities were sold in private placements pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

1995

       In April 1995, the Company acquired Concept in a share exchange transaction (the "Concept Exchange"). In the Concept Exchange, stockholders of Concept received an aggregate of 5,449,984 (post-split) newly issued restricted shares of the Company's Common Stock for their outstanding shares of Concept common stock. At the request of the parties, Stephens, Inc. issued a fairness opinion in connection with the acquisition (the "Stephens' Fairness Opinion").

       In June 1995, as a result of its preemptive right triggered in connection with the issuance of shares of Common Stock to the stockholders of Concept, Sodexho purchased 1,090,000 shares of Common Stock from the Company at a purchase price, as adjusted, of $7.63 per share. Also during 1995, the Company and Sodexho entered into a forward contract whereby Sodexho would purchase up to $20,000,000 of convertible subordinated notes at any time prior to December, 1997. In 1997, the Company and Sodexho extended the expiration date of this contract to December 1999. The notes will bear interest at LIBOR plus 1.35% and will be convertible into common shares at a conversion price, as adjusted, of $6.83 per share.

       In August 1995, the Company purchased Correction Management Affiliates, Inc., a Delaware corporation ("CMA"), and Correctional Services Group, Inc., a Missouri corporation ("CSG"), in a merger of both companies into wholly-owned subsidiaries of the Company (the "CPI Mergers"). In the CPI Mergers, shareholders of CMA and CSG received an aggregate of 2,800,000 (post-split) newly issued restricted shares of the Company's Common Stock for their outstanding shares of CMA and CSG common stock. Prior to the CPI Mergers, CMA and CSG owned 100% of the issued and outstanding common stock of CPI.


1996

       In February 1996, the Company sold an aggregate principal amount of $30,000,000 of Convertible Subordinated Notes to PMI Mezzanine Fund, L.P. Such notes bear interest at a rate of 7.5% per annum, mature on February 29, 2002, and the principal and accrued interest thereon are convertible into shares of Common Stock of the Company at a conversion price, as adjusted, of $25.91 per share.

       In April 1996, as a result of Sodexho's preemptive right triggered in connection with the issuance of the above-described notes, the Company sold an aggregate principal amount of $20,000,000 Convertible Subordinated Notes to Sodexho. Such notes bear interest at a rate of 7.5% per annum, mature on April 5, 2002 and the principal and accrued interest thereon are convertible into shares of Common Stock of the Company at a conversion price, as adjusted, of $25.91 per share.

       In August 1996, the Company issued and sold an aggregate principal amount of $24,700,000 Corrections Corporation of America Detention Center Revenue Bonds Series 1996 in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act. Such bonds were issued pursuant a Trust Indenture (the "Indenture") between the Company and Liberty Bank and Trust Company of Tulsa, National Association. The bonds and interest thereon were limited obligations of the Company payable solely from revenues and funds pledged under the Indenture and from moneys drawn under an irrevocable letter of credit. The bonds were scheduled to mature on December 15, 2015, but were paid in full with proceeds from the sale of the Initial Facilities to Prison Realty in July 1997.

1997

       In February and August 1997, the Company issued an aggregate of 1,003,542 shares of its common stock to Pacific Mutual Life Insurance Company and PM Group Life Insurance Company pursuant to the conversions of a portion of certain of its 8.5% Convertible Extendable, Subordinated Notes originally issued in 1992.

       In December 1994, 759,764 shares of the Company's Common Stock were acquired by American Corrections Transport, Inc., a Tennessee corporation ("ACT"), pursuant to the Share Exchange Agreement by and among the

Company, TransCor America, Inc. ("TransCor"), and the shareholders of TransCor, and relating to the Company's acquisition of TransCor. ACT was a shareholder of TransCor at the time of the 1994 exchange. Subsequently, in October 1997, the Company agreed to exchange those shares of Common Stock held by ACT for 379,882 shares of the Company's newly authorized Series B Convertible Preferred Stock (the "Series B Preferred Stock"). ACT agreed to liquidate and distribute its assets, including the Series B Preferred Stock, to its shareholders immediately following the exchange. Accordingly, on October 2, 1997 the Company, ACT, the majority shareholders of ACT, and one additional individual entered into an Exchange Agreement to effectuate the foregoing transaction. As a condition to the exchange, ACT agreed to place 189,949 shares of the Series B Preferred Stock into escrow with such shares being held to satisfy any claim, loss, liability, costs, and expenses directly or indirectly relating to or resulting from or arising out of the Exchange Agreement and the consummation of the transactions.

       The exchange was structured as a tax-free organization under the meaning of Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended, and ACT and its shareholder obtained certain tax benefits as a result of the 1997 exchange transaction. The Company assumed no liabilities of ACT as a result of the exchange. The rights and preferences Series B Preferred Stock, generally, are as follows: The shares are convertible into shares of the Company's Common Stock on a 1.94 basis, subject to adjustment, and will automatically convert into the Company's Common Stock upon notification of the Company. The holders of the Series B Preferred Stock may convert the shares into shares of Common Stock in varying increments through September 1, 2000, at which time up to 75% may be converted. The holders of the Series B Preferred Stock may not transfer or assign such shares before September 1, 2000, except upon death. The Series B Preferred Shares shall share in distribution upon an event of sale or liquidation along with the Company's holders of Common Stock based on their respective ownership. The Series B Preferred Stock have the same voting rights as the Common Stock and no dividends shall be declared unpaid on the Common Stock unless dividends are declared and paid on the Series B Preferred Stock at the same time at a rate equal to twice that of the Common Stock.

       Except for the involvement of Stephens, Inc. in the issuance of the Stephens' Fairness Opinion regarding the Company's acquisition of Concept in 1995, no underwriters were engaged in connection with the foregoing issuance of securities.

Use of Proceeds

             Initial Offering of Prison Realty Common Shares. Pursuant to Prison Realty's Registration Statement on Form S-11 (File No. 333-25725) declared effective by the U.S. Securities and Exchange Commission (the "Commission") on July 10, 1997, on July 18, 1997 Prison Realty completed an initial public offering (the "Initial Public Offering") of 21,275,000 of its common shares, $0.01 par value per share (the "Prison Realty Common Shares"). The gross proceeds to Prison realty from the sale of the Prison Realty Common Shares were approximately $446.8 million, generating net proceeds to Prison Realty of $412.1 million after deduction of the underwriting discount and offering expenses. Pursuant to the requirements of the Commission, the Company was required to act as a co-registrant on Form S-3 (File No. 333-25725-01) with respect to the Initial Offering. The Company did not receive any of the proceeds from the Initial Offering. Prison Realty, however, used $308.1 million of the net proceeds to purchase the nine Initial Facilities from the Company in July 1997, and subsequently used the balance, in part, to purchase three additional Option Facilities from the Company in 1997. The Initial Offering was underwritten by a syndicate of underwriters lead managed by J.C. Bradford & Co., A.G. Edwards & Sons, Inc., Legg Mason Wood Walker-Incorporated, Lehman Brothers, PaineWebber Incorporated, and Stephens, Inc.

             Offering of Prison Realty 8.0% Series A Cumulative Preferred Shares. Pursuant to Prison Realty's Registration Statement on Form S-11 (File No. 333-43935) declared effective by the Commission on January 26, 1998, on January 30, 1998 and February 27, 1998 Prison Realty completed an offering (the "Preferred Offering") of 4,300,000 shares of its 8.0% Series A Cumulative Preferred Shares, $0.01 par value per share (the "Preferred Shares"). The gross proceeds to Prison Realty from the Preferred Offering was approximately $107.5 million, generating net proceeds to Prison Realty of approximately $103.6 million after deduction of the underwriting discount and estimated offering expenses. Pursuant to the requirements of the Commission, the Company was required to act as a co-registrant on Form S-3 (File No. 333-43935-01) with respect to the Preferred Offering.

       The Company did not receive any of the proceeds from the Preferred Offering. Prison Realty used approximately $72.7 million of the proceeds to repay indebtedness incurred, in part, as the result of purchasing two facilities from the Company in December 1997 and January 1998, respectively. The Preferred Offering was underwritten by a syndicate of underwriters lead managed by J.C. Bradford & Co., NationsBanc Montgomery Securities LLC, PaineWebber Incorporated, Stephens Inc. and Wheat First Butcher Singer.

ITEM 6.      SELECTED FINANCIAL DATA

       The selected historical financial data for the five years ended December 31, 1997 are derived from the Company's consolidated financial statements and include financial data reflecting the acquisitions of TransCor in December 1994, Concept in April 1995 and CPI in August 1995, all of which were accounted for as poolings-of-interests. All information contained in the following table should be read in conjunction with the consolidated financial statements and related notes of the Company included herein.

                       CORRECTIONS CORPORATION OF AMERICA
                    SELECTED HISTORICAL FINANCIAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                                1997        1996            1995             1994        1993
---------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS:

Revenues                                    $ 462,249      $292,513        $207,241       $152,375     $132,534
                                            ---------      --------        --------       --------     --------
Expenses:
    Operating                                 330,470       211,208         153,692        123,273      107,837
    Lease                                      18,684         2,786           5,904            741          742
    General and administrative                 16,025        12,607          13,506          8,939        7,332
    Depreciation and amortization              14,093        11,339           6,524          5,753        5,759
                                            ---------      --------        --------       --------     --------
                                              379,272       237,940         179,626        138,706      121,670
                                            ---------      --------        --------       --------     --------
Operating income                               82,977        54,573          27,615         13,669       10,864

Interest expense (income), net                 (4,119)        4,224           3,952          3,439        4,424
                                            ---------      --------        --------       --------     --------
Income before income taxes                     87,096        50,349          23,663         10,230        6,440

Provision for income taxes                     33,141        19,469           9,330          2,312          832
                                            ---------      --------        --------       --------     --------
Net income                                     53,955        30,880          14,333          7,918        5,608

Preferred stock dividends                          --            --              --            204          425
                                            ---------      --------        --------       --------     --------
Net income allocable to
    common stockholders                     $  53,955      $ 30,880        $ 14,333       $  7,714     $  5,183
                                            =========      ========        ========       ========     ========
Net income per share:
    Basic                                   $     .70      $    .43        $    .23       $    .14     $    .10
    Diluted                                 $     .61      $    .36        $    .18       $    .12     $    .10

Weighted average shares outstanding:
    Basic                                      77,221        71,763          62,257         54,500       50,185
    Diluted                                    90,239        87,040          81,595         62,384       52,155

BALANCE SHEET:

    Total assets                            $ 697,940      $468,888        $213,478       $141,792     $109,285
    Long-term debt, less current
       portion                                127,075       117,535          74,865         47,984       50,558
    Total liabilities excluding
      deferred gain                           214,112       187,136         116,774         80,035       75,103
    Stockholders' equity                      348,076       281,752          96,704         61,757       34,182

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following financial analysis should be read in conjunction with the above financial information concerning the Company.

  General

         The Company presently has contracts to manage 68 correctional and detention facilities with an aggregate design capacity of 54,944 beds. Of these 68 facilities, 55 are currently in operation and 13 are under development by the Company, eight of which are subject to an option to purchase by CCA Prison Realty Trust ("Prison Realty"), two of which will be financed and owned by the Company and three of which will be financed and owned by contracting government entities. The Company, through its United Kingdom joint venture, UK Detention Services ("UKDS"), manages one facility in the United Kingdom and, through its Australian joint venture, CC Australia, manages two facilities in Australia. The Company's ownership interest in UKDS and CC Australia is accounted for under the equity method. Of the 13 facilities under development by the Company, eight are scheduled to commence operations during 1998. In addition, at March 9, 1998, the Company had outstanding written responses to RFPs and other solicitations for nine projects with an aggregate design capacity of 11,604 beds.

         The following table sets forth the number of facilities under contract or award at the end of the periods shown:

                                                                              AS OF DECEMBER 31,
                                                                     ----------------------------------
                                                                     1997           1996           1995
                                                                     ----           ----           ----

Contracts(1)                                                             67             59            47
Facilities in operation                                                  54             42            38
Design capacity of contracts                                         52,890         41,135        28,607
Design capacity of facilities in operation                           38,509         24,310        20,252
Compensated mandays(2)                                           10,524,537      7,113,794     4,799,562

(1) Consists of facilities in operation and facilities under development for which contracts have been finalized.
(2) Compensated mandays for a period ended are calculated, for per diem rate facilities, as the number of beds occupied by residents on a daily basis during the period ended and, for fixed rate facilities, as the design capacity of the facility multiplied by the number of days the facility was in operation during the period.

         The Company derives substantially all of its revenues from the management of correctional and detention facilities for national, federal, state and local government agencies in the United States and abroad.

         Domestic Geographic Market Concentration. The Company currently manages facilities in 19 states, the District of Columbia and Puerto Rico. Management revenues by state, as a percentage of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively, are as follows:

                                       1997                        1996                          1995
                              ---------------------        ------------------------    ------------------------
                                NUMBER   PERCENTAGE          NUMBER      PERCENTAGE      NUMBER      PERCENTAGE
                                  OF      OF TOTAL             OF         OF TOTAL         OF         OF TOTAL
                              FACILITIES  REVENUES         FACILITIES     REVENUES     FACILITIES     REVENUES
                             ----------------------------------------------------------------------------------

Arizona                           2         12.1%               2           14.7%           2            16.5%
Colorado                          2          1.9                1            0.3           --              --
Florida                           7          8.9                5           10.3            5             7.8
Indiana                           2           .3                1            0.4            1             1.4
Kansas                            1          1.9                1            3.0            2             4.6
Louisiana                         1          3.1                1            4.7            1             6.1
Minnesota                         1          2.6                1            0.7           --              --
Mississippi                       1          2.1                1            1.1           --              --
Nevada                            1           .4               --             --           --              --
New Jersey                        1          2.4               --             --           --              --
New Mexico                        2          3.4                3            6.7            3             8.4
Ohio                              1          3.5               --             --           --              --
Oklahoma                          3          5.6                2            3.0            1             1.9
Puerto Rico                       3          6.2                1            4.7            1             0.1
South Carolina                   --           .8                1            2.1           --              --
Tennessee                         9         17.8                8           19.2            8            25.2
Texas                            13         21.7               11           23.6           12            22.7
Washington, D.C.                  1          3.6               --             --           --              --

         To the extent favorable or unfavorable changes in regulations or market conditions occur in these markets, such changes would likely have a corresponding impact on the Company's results of operations.

         Revenues for operation of correctional and detention facilities are recognized as the services are provided, based on a gross rate per day per inmate or on a fixed monthly rate. Of the Company's 52 domestic facilities in operation, 48 are compensated on a per diem basis and four are compensated at fixed monthly rates. The per diem rates or fixed monthly rates vary according to the type of facility and the extent of services provided at the facility. The Company has certain contracts which provide for the realization of operating bonuses which are contingent upon various criteria. The Company also realizes development fee revenues on the percentage-of-completion method for certain correctional facilities. Transportation revenues are based on a per mile charge or a fixed fee per trip.

         The Company incurs all facility operating expenses, except for certain debt service and lease payments with respect to certain facilities that the Company does not own or lease. The Company currently owns five of the domestic facilities it manages, manages 34 domestic facilities that are owned or leased by a government agency, construction of which has been financed by the agency through one or more of a variety of methods and manages 13 domestic facilities that are owned and leased to the Company by Prison Realty.

         Facility payroll and related taxes constitute the majority of facility operating expenses for the Company. Substantially all other operating expenses consist of food, clothing, medical services, utilities, supplies, maintenance, insurance and other general operating expenses. As inmate populations increase following the start-up of a facility, operating expenses generally decrease as a percentage of related revenues. Each facility is fully staffed at the time it is opened or taken over by the Company, although it may be operating at a relatively low occupancy rate at such time.

         The Company's general and administrative costs consist of salaries of officers and other corporate headquarters personnel, legal, accounting and other professional fees (including pooling expenses related to certain acquisitions), travel expenses, executive office rental, and promotional and marketing expenses. The most significant component of these costs relates to the hiring and training of experienced corrections and administrative personnel necessary for the implementation and maintenance of the facility management and transportation contracts.

         Operating income for each facility depends upon the relationship between operating costs, the rate at which the Company is compensated per manday, and the occupancy rate. The rates of compensation are fixed by contract and approximately two-thirds of all operating costs are fixed costs. Therefore, operating income will vary from period to period as occupancy rates fluctuate. Operating income will be affected adversely as the Company increases the number of newly-constructed or expanded facilities under management and experiences initial low occupancy rates. After a management contract has been awarded, the Company incurs facility start-up costs that consist principally of initial employee training, travel and other direct expenses incurred in connection with the contract. These costs are capitalized and amortized on a straight-line basis over the shorter of the term of the contract plus renewals, or five years. Depending on the contract, start-up costs are either fully recoverable as pass-through costs or are billable to the contracting agency over the initial term of the contract plus renewals. The Company has historically financed start-up costs through available cash, the issuance of various securities, cash from operations and borrowings under the Company's revolving credit facility.

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

  Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues of certain items in the Company's statement of operations and the percentage change from period to period in such items:

                                            PERCENTAGE OF REVENUES
                                            YEAR ENDED DECEMBER 31,          1997          1996
                                            -----------------------        COMPARED      COMPARED
                                         1997        1996        1995       TO 1996      TO 1995
                                        -----        -----       -----      -------      -------
Revenues                                100.0%       100.0%      100.0%       58.0%        41.1%
Expenses:
   Operating                             71.5         72.2        74.2        56.5         37.4
   Lease                                  4.0          1.0         2.8       570.6        (52.8)
   General and administrative             3.5          4.3         6.5        27.1        ( 6.7)
   Depreciation and amortization          3.0          3.9         3.2        24.3         73.8
                                        -----        -----       -----
Operating income                         18.0         18.6        13.3        52.0         97.6
                                        -----        -----       -----
Interest expense, net                    ( .9)         1.4         1.9      (197.5)         6.9
                                        -----        -----       -----
Income before income taxes               18.9         17.2        11.4        73.0        112.8
Provision for income taxes                7.2          6.6         4.5        70.2        108.7
                                        -----        -----       -----
Net income                               11.7%        10.6%        6.9%       74.7        115.4
                                        =====        =====       =====


Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

         Revenues. Total revenues increased 58.0% in 1997 as compared to 1996, with increases in both management and transportation services. Management revenues increased 59.5% in 1997, or $167.7 million. This increase was primarily due to the opening of new facilities and the expansion of existing facilities by the Company in 1996 and 1997. In 1997, the Company opened 13 new facilities with an aggregate design capacity of 11,644 beds, assumed management of one facility with an aggregate design capacity of 866 beds and expanded six existing facilities to increase their design capacity by an aggregate of 2,290 beds. Accordingly, 14,800 new beds were brought on line in 1997. Due to the growth in beds, compensated mandays increased 47.9% in 1997 from 7,113,794 to 10,524,537. Average occupancy remained stable at 93.2% in 1997 as compared to 94.1% in 1996.

         Transportation revenues increased $2.0 million or 18.9% in 1997 as compared to 1996. This growth was primarily the result of an expanded customer base and increased compensated mileage realized through the opening of two new transportation hubs in the first quarter of 1997 and more "mass transports," which are generally moves of 40 or more inmates per trip.

         During the second quarter of 1997, the Company sold 30% of UKDS to Sodexho and recognized an after-tax gain of $777,000.

         Facility Operating Expenses. Facility operating expenses increased 56.5% to 330.5 million in 1997. This increase was due to the increased compensated mandays and compensated mileage that the Company realized in 1997 as previously mentioned. As a percentage of revenues, facility operating expenses decreased to 71.5% in 1997 as compared with 72.2% in 1996. The Company's management operating cost per compensated manday was $30.51 during 1997 as compared to $28.82 in 1996. This increase was primarily due to the Company bringing the 14,800 new beds on line and having multiple facilities in the start-up phase of operation throughout 1997 which resulted in increased personnel costs including employee training and overtime. The increase is also due to the expanded scope of services that the Company has recently encountered in some of its new contracts.

         Lease Expense. Lease expense increased 570.6% in 1997 compared to 1996. The significant increase in lease expense was the result of the Leases that the Company entered into with Prison Realty in 1997. Annual first year rent for these 12 facilities is expected to be approximately $50.0 million. Management expects that in the future, lease expense will increase as the Company enters into additional sale-leaseback transactions with Prison Realty.

         General and Administrative. General and administrative expenses increased 27.1% in 1997 over 1996. However, as a percentage of revenues, general and administrative expenses for 1997 declined to 3.5% as compared to 4.3% for 1996. Management expects that as the Company continues to grow, general and administrative expenses will increase in volume but continue to decrease as a percentage of revenues.

         Depreciation and Amortization. Depreciation and amortization expenses increased 24.3% in 1997 over 1996. The increase was due to the 58.4% growth in beds in operation at the end of 1997 as compared to 1996. Depreciation and amortization expenses should continue to increase as the Company brings more beds on line.

         Interest Expense, Net. Interest expense for 1997 was actually net interest income of $4.1 million as compared to $4.2 million of interest expense in 1996. This change in net interest was primarily the result of the sale of the 12 facilities to Prison Realty for an aggregate purchase price of approximately $455.1 million which allowed the Company to pay off approximately $182.6 million in debt and benefit from interest earnings on approximately $128.0 million invested for a portion of 1997.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

         Revenues. The Company's total revenues increased 41% from 1995 to 1996 with increases in both management and transportation services. The Company's management revenues increased 43% in 1996, or $84.2 million. This increase was due to the opening of new facilities and the expansion of existing facilities by the Company in 1995 and 1996. In 1996, the Company opened four new facilities with an aggregate design capacity of 2,501 beds, assumed management of two facilities with an aggregate design capacity of 899 beds and expanded five existing facilities to increase their design capacity by an aggregate of 1,058 beds. Accordingly, 4,458 new beds were brought on line in 1996. Due to the growth in beds, compensated mandays increased 48% in 1996 from 4,799,562 to 7,113,794. Average occupancy remained stable at 94.1% for 1996 as compared to 93.9% for 1995.

         Transportation revenues increased $1.1 million or 12% in 1996 as compared to 1995. The 1996 growth was due to a continued marketing effort that expanded the customer base and resulted in increased compensated mileage.

         During the second and fourth quarters of 1996, the Company purchased the remaining two-thirds of UKDS from its original joint venture partners. After consideration of several strategic alternatives related to UKDS, the Company sold 20% of the entity to Sodexho, and recognized an after-tax gain of $515,000. In conjunction with this transaction, Sodexho was also provided the option to purchase an additional 30% of UKDS, which option was exercised in the second quarter 1997.

         Facility Operating Expenses. Facility operating expenses increased 37.4% to $213.2 million in 1996 compared to $158.8 million in 1995. This increase was due to the additional beds on line that increased compensated mandays and the growth in the transportation services. The average management operating cost per manday was $28.82 for 1996 as compared to $31.59 for 1995. The decrease in average cost per manday was due to the Company's ability to realize more economies of scale as additional beds were brought on line. As a percentage of revenues, facility operating expenses decreased to 73% from 77%. This decrease was primarily attributable to the expansion of various facilities that added lower incremental operating expenses and improved economies of scale. Salary and related employee benefits constituted approximately 63% and 58% of facility operating expenses for 1996 and 1995, respectively.

         General and Administrative. General and administrative costs decreased 6.7% in 1996 to $13.4 million as compared to $14.3 million in 1995. This decrease was due to the non-recurring pooling expenses associated with acquisitions during fiscal 1995 as well as the Company's ability to reduce duplication in the general and administrative areas by integrating the acquired companies into its systems.

         Depreciation and Amortization. Depreciation and amortization increased 74% to $11.3 million in 1996 as compared to $6.5 million in 1995. The 1996 increase was due to the growth in total beds in owned facilities as well as the one-time, non-recurring reserve of $850,000 established for the termination of the Company's contract with South Carolina.

         Interest Expenses Net. Interest expense, net, increased 7% in 1996, consisting of a 48%, or $2.7 million, increase in interest expense, and a 151%, or $2.4 million, increase in interest income. Interest expense increased due primarily to the addition of $50.0 million in convertible subordinated notes issued in February and April 1996, bearing interest at 7.5%. Interest income increased as a result of the Company investing the net proceeds from an equity offering, which closed in June 1996.

Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

         In 1994 and 1995, the Company expanded its service capabilities and broadened its geographic presence in the United States through a series of strategic acquisitions that complemented the Company's development activities (collectively, the "Acquisitions"). In December 1994, the Company acquired TransCor, a nationwide provider of inmate transportation services. In April 1995, the Company acquired Concept, a prison management company with eight facilities and 4,400 beds under contract at the time of acquisition. In August 1995, the Company acquired CPI, a prison management company with seven facilities and 2,900 beds under contract at the time of acquisition. The Company's operating results for 1995 were significantly affected by the Acquisitions. All of these business combinations were accounted for as a pooling-of-interests and, accordingly, the operations of TransCor, Concept and CPI have been combined in the accompanying consolidated financial statements. The discussion herein is based upon the combined operations of the Company, TransCor, Concept and CPI for all periods presented in the accompanying consolidated financial statements.

         Revenues. Total revenues increased 36% from 1994 to 1995 with increases in both management and transportation services. Management revenues increased 37% in 1995, or $53.2 million. This increase was due to the opening of new facilities and the expansions of existing facilities in 1994 and 1995 by the Company and the related Acquisitions. In 1995, the Company opened five new facilities with an aggregate design capacity of 3,390 beds and assumed management of three facilities with an aggregate design capacity of 1,688 beds. The Company also realized the full-year effect of three facilities added in 1994 with an aggregate design capacity of 1,560 beds. The third contributing factor to growth was the expansion of 13 existing facilities to increase their design capacity by 1,887 beds. Due to the growth in the number of beds, compensated mandays increased 27% in 1995 from 3,768,095 to 4,799,562. Average occupancy remained stable at 93.9% for 1995 as compared to 93.5% for 1994.

         Transportation revenues increased $1.7 million or 21% in 1995 as compared to 1994. The 1995 growth was due to a continued marketing effort that expanded the customer base and resulted in increased compensated mileage.

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

         Facility Operating Expenses. Facility operating expenses increased 29% to $158.8 million in 1995 compared to $123.5 million in 1994. This increase was due to the additional beds on line that increased compensated mandays and the growth in the transportation services. The average management operating cost per manday was $31.59 for 1995 as compared to $31.16 for 1994. The increase in average cost per manday was due to the significant number of new beds brought on line in 1995. As the five new facilities were opened, the full complement of fixed costs was being incurred prior to full occupancy. As a percentage of revenues, however, facility operating expenses decreased to 77% from 81%. This decrease was primarily attributable to the expansion of various facilities that added lower incremental operating expenses and improved economies of scale. Salary and related employee benefits constituted approximately 58% and 55% of facility operating expenses for 1995 and 1994, respectively.

         General and Administrative. General and administrative costs increased 52% in 1995 to $14.3 million as compared to $9.4 million in 1994. Included in 1995 were approximately $950,000 of non-recurring pooling expenses related to the Acquisitions. The Company also expanded its management staff to manage its significant growth. Additional staff was added to bring new business on line, resulting in cost being incurred prior to revenue being realized. As all transition issues are finalized from the acquired operations and the duplicate services are consolidated, general and administrative cost decrease as a percentage of revenues.

         Depreciation and Amortization. Depreciation and amortization increased $771,000, to $6.5 million in 1995 as compared to $5.8 million in 1994. The 1995 increase was due to the growth in total beds in owned facilities.

         Interest Expenses, Net. Interest expense, net, increased 15% in 1995 due to the assumption of debt related to the Eloy Detention Center in Eloy, Arizona. In July 1995, the Company acquired the remaining 50% of the investment in a partnership and assumed the assets and debts.

         Income Taxes. In 1995, the Company's effective income tax rate increased to 39% as compared to 23% in 1994. This increase in taxes was due to the Company's complete utilization of net operating loss carry forwards, therefore becoming subject to full statutory tax rates.

Liquidity and Capital Resources

         The Company's business is capital intensive in relation to the development of a correctional facility. The Company's efforts to obtain contracts, construct additional facilities and maintain its day-to-day operations have required the continued acquisition of funds through borrowings and equity offerings. The Company has financed these activities through the sale of capital stock, warrants, subordinated convertible notes and senior secured debt, through the issuance of taxable and tax-exempt bonds, by bank borrowings, by assisting government agencies in the issuance of municipal bonds and most recently through the sale and leaseback of certain correctional facilities to Prison Realty.

         The Company's current ratio increased to 2.41 in 1997 as compared to
1.79 in 1996. This improvement was primarily the result of increased cash balances derived from the sale of the 12 facilities to Prison Realty in 1997. The ratio of long-term debt to total capitalization decreased to 26.7% at December 31, 1997 compared to 29.4% at December 31, 1996.

         Cash flow from operations for 1997 was $92.0 million as compared to $24.4 million for 1996. The Company has strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment.

         In February 1996, the Company issued $30.0 million of its convertible subordinated notes to an investor. The proceeds were used to repay the outstanding principal under the Company's working capital credit facility and construction loan. The notes bear interest at 7.5%, payable quarterly, and require the Company to maintain specific ratio requirements relating to net worth, cash flow and debt coverage. The notes are convertible into shares of the Company's common stock at a conversion price, as adjusted, of $25.91 per share. In April 1996, due to the triggering of its preemptive right in connection with the issuance of the convertible subordinated notes, Sodexho purchased $20.0 million of convertible subordinated notes under the same terms and conditions.

         In June 1996, the Company completed a public offering of 3,700,000 shares of its Common Stock at a price to the public of $37.50 per share. The proceeds of the offering, after deducting all associated costs, were $131.8 million.

         In October 1996, the Company invested $22.5 million in the 564-bed, medium security Prairie Correctional Facility located in Appleton, Minnesota through the purchase of Correctional Facility Revenue Bonds previously issued in connection with the construction of the facility. In 1997, through the expansion of the facility, the Company increased the capacity to 1,338 beds and increased its investment in the facility by approximately $36.4 million.

         The Company has a revolving credit facility with a group of banks which matures in September 1999. The credit facility provides for borrowings of up to $170.0 million for general corporate purposes and letters of credit. The credit facility bears interest, at the election of the Company, at either the bank's prime rate or a rate which is .5% above the applicable 30, 60, or 90 day LIBOR rate. Interest is payable quarterly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR based loans. There are no prepayment penalties associated with the credit facility. The credit facility requires the Company, among other things, to maintain maximum leverage ratios and a minimum debt service coverage ratio. The facility also limits certain payments and distributions. As of December 31, 1997, there was $70.0 million borrowed under this facility. Letters of credit totaling $1.6 million had been issued leaving the total unused commitment at $98.4 million.

         The Company also has a $2.5 million credit facility with a bank that provides for the issuance of letters of credit and matures in September 1999. As of December 31, 1997 there were $1.6 million in letters of credit issued, leaving the unused commitment at $0.9 million.

         In July 1997, the Company sold ten of its facilities to Prison Realty for approximately $378.3 million. The proceeds were used to pay off $131.0 million of credit facility debt, $42.2 million of first mortgage debt and $9.4 million of senior secured notes. The remaining proceeds were used to fund existing construction projects and for general working capital purposes. In October 1997, the Company sold an additional facility to Prison Realty for approximately $38.5 million. In November and December 1997, the Company purchased two correctional facilities for $74.4 million. Subsequently, the Company sold these facilities to Prison Realty for $74.4 million. Management expects that as a result of this relationship, the Company will have access to additional capital that will help fund future growth.

         The Company anticipates making cash investments in connection with future acquisitions and expansions. In addition, in accordance with the developing trend of private prison managers toward making strategic financial investments in facilities, the Company plans to use a portion of its cash to finance start-up costs, leasehold improvements and equity investments in the facilities, if appropriate in connection with undertaking new contracts. The Company believes that the cash flow from operations, the availability of future capital from Prison Realty and amounts available under its credit facility will be sufficient to meet its capital requirements for the foreseeable future. Furthermore, management believes that additional resources may be available to the Company through a variety of other financing methods.

YEAR 2000 COMPLIANCE

         In 1997, the Company made significant improvements to its computer systems, software and applications. Although the Company believes that its software applications and programs are "Year 2000" compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Also, the Company has not initiated formal communications with any of the entities which contract with it to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company anticipates it will do so in 1998, in advance of any impact from the issue. Any Year 2000 compliance problem of the Company or other third parties could result in a material adverse effect on the Company's business, prospects, results of operations and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1 as indicated below.

                                INDEX TO FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----

       Report of Independent Public Accountants.......................................      F-1

       Consolidated Balance Sheets as of December 31, 1997
       and 1996.......................................................................      F-2

       Consolidated Statements of Operations for the years
       ended December 31, 1997, 1996, and 1995........................................      F-4

       Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 1997, 1996,
       and 1995.......................................................................      F-5

       Consolidated Statements of Cash Flows for the years
       ended December 31, 1997, 1996, and 1995........................................      F-6

       Notes to Consolidated Financial Statements.....................................      F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There have been no disagreements with the Company's accountants on any matter of accounting principles and practices or financial statement disclosures. Arthur Andersen LLP was selected by the Company's Board of Directors to serve as independent auditors of the Company during the fiscal year 1997 and has been selected by the Board to serve in such capacity during the fiscal year 1998.

                                    PART III

         Certain information required by this Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and in connection with its Annual Meeting of Shareholders to be held in May 1998 (the "Proxy Statement") and the information included in the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information responsive to this Item is contained in the sections entitled "Proposals for Shareholder Action - Proposal 1 - Election of Directors" included in the Company's Proxy Statement, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information responsive to this Item is contained in the sections entitled "Executive Compensation," included in the Company's Proxy Statement, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information responsive to this item is contained in the section entitled "Security Ownership by Directors, Officers, and Certain Beneficial Owners" included in the Company's Proxy Statement, which information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information responsive to this Item is contained in the sections entitled "Certain Relationships and Related Transactions" included in the Company's Proxy Statement, which information is incorporated herein by this reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Report:

                  (1)      Financial Statements.
                           The Financial Statements as set forth under Item 8 of this Report on Form 10-K have been filed herewith beginning on Page F-1 of this Report.

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

                                           CORRECTIONS CORPORATION OF AMERICA


Date: March 27, 1998                       By: /s/ Doctor R. Crants
                                              ----------------------------------
                                              Doctor R. Crants, Chairman of
                                              the Board, Chief Executive
                                              Officer and President


                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints DOCTOR R. CRANTS and DARRELL K. MASSENGALE, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Corrections Corporation of America for the fiscal year ended December 31, 1997, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dated indicated.



Date: March 27, 1998             /s/ Doctor R. Crants
                                 ---------------------------------------------
                                 Doctor R. Crants, Chairman of the Board,
                                 Chief Executive Officer, President and
                                 Director (Principal Executive Officer)


Date: March 27, 1998             /s/ Darrell K. Massengale
                                 ---------------------------------------------
                                 Darrell K. Massengale, Vice President,
                                 Finance; Chief Financial Officer;
                                 Secretary and Treasurer (Principal
                                 Financial and Accounting Officer)


Date: March 27, 1998             /s/ Thomas W. Beasley
                                 ---------------------------------------------
                                 Thomas W. Beasley, Chairman Emeritus
                                 and Director


Date: March 27, 1998             /s/ William F. Andrews
                                 ---------------------------------------------
                                 William F. Andrews, Director

Date: March 27, 1998             /s/ Samuel W. Bartholomew, Jr.
                                 ---------------------------------------------
                                 Samuel W. Bartholomew, Jr., Director


Date: March 27, 1998             /s/ Jean-Pierre Cuny
                                 ---------------------------------------------
                                 Jean-Pierre Cuny, Director


Date: March 27, 1998             /s/ Joseph F. Johnson
                                 ---------------------------------------------
                                 Joseph F. Johnson, Director


Date: March 27, 1998             /s/ R. Clayton McWhorter
                                 ---------------------------------------------
                                 R. Clayton McWhorter, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Corrections Corporation of America:

We have audited the accompanying consolidated balance sheets of CORRECTIONS CORPORATION OF AMERICA (a Tennessee corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Corporation of America and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 16, 1998

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                 (IN THOUSANDS)

                      ASSETS                            1997            1996
-----------------------------------------------       --------        --------
CURRENT ASSETS:
    Cash, cash equivalents and restricted cash        $136,147        $  8,282
    Accounts receivable, net of allowances              89,822         100,551
    Prepaid expenses                                     4,868           2,940
    Deferred tax assets                                      -           1,026
    Other                                                2,585           1,643
                                                      --------        --------
          Total current assets                         233,422         114,442

PROPERTY AND EQUIPMENT, NET                            266,493         288,697

OTHER LONG-TERM ASSETS:
    Notes receivable                                    59,264          22,859
    Investment in direct financing leases               90,184          12,898
    Deferred tax assets                                 10,195               -
    Restricted investments                                   -             587
    Other                                               38,382          29,405
                                                      --------        --------
          Total assets                                $697,940        $468,888
                                                      ========        ========




                                   (continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                 (IN THOUSANDS)

                                   (continued)

      LIABILITIES AND STOCKHOLDERS' EQUITY                                1997              1996
----------------------------------------------------------------        ---------         ---------
CURRENT LIABILITIES:
    Accounts payable                                                    $  32,094         $  39,224
    Accrued salaries and wages                                              9,778             5,487
    Income taxes payable                                                   14,128               886
    Deferred tax liabilities                                                1,229                 -
    Other accrued expenses                                                 20,361            10,016
    Current portion of long-term debt                                       5,847             8,281
    Current portion of deferred gain on real estate transactions           13,223                 -
                                                                        ---------         ---------
        Total current liabilities                                          96,660            63,894

LONG-TERM DEBT, NET OF CURRENT PORTION                                    127,075           117,535

DEFERRED TAX LIABILITIES                                                        -             4,717

DEFERRED GAIN ON REAL ESTATE TRANSACTIONS, NET
   OF CURRENT PORTION                                                     122,529                 -

OTHER NONCURRENT LIABILITIES                                                3,600               990
                                                                        ---------         ---------
          Total liabilities                                               349,864           187,136
                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:

    Preferred stock - Series B - $1 (one dollar) par value;
        400 shares authorized                                                 380                 -

    Common stock - $1 (one dollar) par value; 150,000
    shares  authorized                                                     80,230            75,029
    Additional paid-in capital                                            215,833           165,317
    Retained earnings                                                      92,475            42,132
    Treasury stock, at cost                                               (40,842)             (726)
                                                                        ---------         ---------
          Total stockholders' equity                                      348,076           281,752
                                                                        ---------         ---------
            Total liabilities and stockholders' equity                  $ 697,940         $ 468,888
                                                                        =========         =========




  The accompanying notes are an integral part of these consolidated statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             1997            1996           1995
                                         ---------         --------        --------
REVENUES                                 $ 462,249         $292,513        $207,241
                                         ---------         --------        --------

EXPENSES:

    Operating                              330,470          211,208         153,692
    Lease                                   18,684            2,786           5,904
    General and administrative              16,025           12,607          13,506
    Depreciation and amortization           14,093           11,339           6,524
                                         ---------         --------        --------
                                           379,272          237,940         179,626
                                         ---------         --------        --------

OPERATING INCOME                            82,977           54,573          27,615

INTEREST (INCOME) EXPENSE, NET              (4,119)           4,224           3,952
                                         ---------         --------        --------

INCOME BEFORE INCOME TAXES                  87,096           50,349          23,663

PROVISION FOR INCOME TAXES                  33,141           19,469           9,330
                                         ---------         --------        --------

NET INCOME                               $  53,955         $ 30,880        $ 14,333
                                         =========         ========        ========

NET INCOME PER COMMON SHARE:

    Basic                                $     .70         $    .43        $    .23
                                         =========         ========        ========
    Diluted                              $     .61         $    .36        $    .18
                                         =========         ========        ========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC                        77,221           71,763          62,257
                                         =========         ========        ========


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, DILUTED                      90,239           87,040          81,595
                                         =========         ========        ========



 The accompanying notes are an integral part of these consolidated statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                      PREFERRED STOCK                COMMON STOCK
                                      ---------------    ------------------------------------------
                                          SERIES B            ISSUED                TREASURY STOCK
                                      ---------------    -----------------      -------------------
                                      SHARES   AMOUNT    SHARES     AMOUNT      SHARES       AMOUNT
                                      ------   ------    ------     ------      ------      -------
BALANCE, DECEMBER 31, 1994                -    $    -    59,380    $ 59,380         (78)    $   (307)
    Issuance of common stock              -         -     1,158       1,158           -            -
    Stock options exercised and
       warrants repurchased or
       converted to stock                 -         -     2,228       2,228          74          270
    Income tax benefits of incentive
       stock option exercises             -         -         -           -           -            -
    Conversion of long-term debt          -         -     1,774       1,774           -            -
    Net income                            -         -         -           -           -            -
                                       ----    ------    ------    --------     -------     --------

BALANCE, DECEMBER 31, 1995                -         -    64,540      64,540          (4)         (37)
    Issuance of common stock              -         -     3,700       3,700           -            -
    Stock options exercised and
      warrants converted to stock         -         -     6,789       6,789         (19)        (689)
    Income tax benefits of incentive
       stock option exercises             -         -         -           -           -            -
    Compensation expense related
       to deferred stock awards           -         -         -           -           -            -
    Net income                            -         -         -           -           -            -
                                       ----    ------    ------    --------     -------     --------

BALANCE, DECEMBER 31, 1996                -         -    75,029      75,029         (23)        (726)
    Exchange of preferred stock for
       acquisition of American
       Corrections Transport            380       380         -           -        (760)     (32,812)
    Stock options and warrants
       exercised                          -         -     4,197       4,197         (41)      (1,975)
    Stock repurchased                     -         -         -           -        (123)      (5,329)
    Income tax benefits of incentive
       stock option exercises             -         -         -           -           -            -
    Conversion of long-term debt          -         -     1,004       1,004           -            -
    Compensation expense related
       to deferred stock awards and
       stock options                      -         -         -           -           -            -

    Net income                            -         -         -           -           -            -
                                       ----    ------    ------    --------     -------     --------
BALANCE, DECEMBER 31, 1997              380    $  380    80,230    $ 80,230        (947)    $(40,842)
                                       ====    ======    ======    ========     =======     ========



                                        ADDITIONAL                  TOTAL
                                         PAID-IN      RETAINED    STOCKHOLDERS'
                                         CAPITAL      EARNINGS      EQUITY
                                        ----------    --------     ----------
BALANCE, DECEMBER 31, 1994              $  (1,182)    $  3,866     $  61,757
    Issuance of common stock                7,184            -         8,342
    Stock options exercised and
       warrants repurchased or              1,699                      1,639
       converted to stock                               (2,558)
    Income tax benefits of incentive
       stock option exercises               3,987            -         3,987
    Conversion of long-term debt            4,872            -         6,646
    Net income                                  -       14,333        14,333
                                        ---------     --------     ---------

BALANCE, DECEMBER 31, 1995                 16,560       15,641        96,704
    Issuance of common stock              128,112            -       131,812
    Stock options exercised and
      warrants converted to stock           8,177       (4,389)        9,888
    Income tax benefits of incentive
       stock option exercises              11,944            -        11,944
    Compensation expense related
       to deferred stock awards               524            -           524
    Net income                                  -       30,880        30,880
                                        ---------     --------     ---------

BALANCE, DECEMBER 31, 1996                165,317       42,132       281,752
    Exchange of preferred stock for
       acquisition of American
       Corrections Transport               32,432            -             -
    Stock options and warrants
       exercised                           10,626       (3,612)        9,236
    Stock repurchased                           -            -        (5,329)
    Income tax benefits of incentive
       stock option exercises               6,328            -         6,328
    Conversion of long-term debt              673            -         1,677
    Compensation expense related
       to deferred stock awards and
       stock options                          457            -           457

    Net income                                  -       53,955        53,955
                                        ---------     --------     ---------
BALANCE, DECEMBER 31, 1997              $ 215,833     $ 92,475     $ 348,076
                                        =========     ========     =========



 The accompanying notes are an integral part of these consolidated statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                         1997              1996               1995
                                                                       ---------         ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  53,955         $  30,880         $ 14,333
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                        14,093            11,339            6,524
     Deferred and other noncash income taxes                              (6,329)           13,117            6,162
     Other noncash items                                                     457               524                -
     Gain on disposal of assets                                             (881)           (3,501)          (1,284)
     Equity in earnings of unconsolidated entities                          (916)           (1,098)            (619)
     Recognized gain on real estate transactions                          (5,906)                -                -
     Changes in assets and liabilities, net of
        acquisitions:
          Accounts receivable                                             16,027           (55,993)         (12,750)
          Prepaid expenses                                                (1,928)           (1,371)             (18)
          Other current assets                                              (942)             (623)             (87)
          Accounts payable                                                (7,130)           28,467            1,991
          Income taxes payable                                            13,242               190              374
          Accrued expenses                                                14,636             2,459            3,140
          Other liabilities                                                3,600                 -                -
                                                                       ---------         ---------         --------
            Net cash provided by operating activities                     91,978            24,390           17,766
                                                                       ---------         ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment                                   (297,293)         (165,703)         (25,926)
  Acquisition of UCLP                                                          -                 -           (5,250)
  (Increase) decrease in restricted cash and investments                   4,037            (3,025)            (619)
  Increase in other assets                                               (17,868)          (11,163)          (8,500)
  Investments in affiliates, net                                           1,707            (3,138)          (3,717)
  Proceeds from disposals of assets                                      457,802             6,747            3,763
  Investment in notes receivable                                         (38,156)          (22,500)               -
  Increase in direct financing leases                                    (84,295)           (3,693)               -
  Payments received on direct financing
    leases and notes receivable                                            3,462               553              328
                                                                       ---------         ---------         --------
            Net cash provided by (used in) investing activities           29,396          (201,922)         (39,921)
                                                                       ---------         ---------         --------


                                   (continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (continued)

                                                           1997             1996            1995
                                                        ---------        ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt               $       -        $  74,700        $  7,111
 Payments on long-term debt                               (57,194)         (24,443)         (8,648)
 (Payments on) proceeds from line of credit, net           66,000          (10,500)         13,715
 Payment of debt issuance costs and
   prepayment penalties                                    (2,772)            (433)           (260)
 Proceeds from issuance of common stock                         -          131,006           7,859
 Proceeds from exercise of stock options and
   warrants                                                 9,236            9,889             868
  Purchase of treasury stock and warrants                  (5,329)               -            (630)
                                                        ---------        ---------        --------
   Net cash provided by financing activities                9,941          180,219          20,015
                                                        ---------        ---------        --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                               131,315            2,687          (2,140)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                4,832            2,145           4,285
                                                        ---------        ---------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR                  $ 136,147        $   4,832        $  2,145
                                                        =========        =========        ========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amounts capitalized)               $   6,579        $   8,979        $  5,145
                                                        =========        =========        ========
    Income taxes                                        $  24,351        $   6,630        $  3,060
                                                        =========        =========        ========

                                  (continued)

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (continued)



                                                            1997           1996            1995
                                                        ----------      ----------      ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Long-term debt was converted into
    common stock through the exercise
    of stock warrants:
       Other assets                                     $        -      $        -      $      27
       Long-term debt                                            -               -         (1,428)
       Common stock                                              -               -            400
       Additional paid-in capital                                -               -          1,001
                                                        ----------      ----------      ---------
                                                        $        -      $        -      $       -
                                                        ==========      ==========      =========

  Long-term debt was converted into common stock:
    Other assets                                        $       23      $        -      $      53
    Long-term debt                                          (1,700)              -         (6,700)
    Common stock                                             1,004               -            887
    Additional paid-in capital                                 673               -          5,760
                                                        ----------      ----------      ---------
                                                        $        -      $        -      $       -
                                                        ==========      ==========      =========

  The Company acquired property and
    equipment by assuming long-term debt:
       Property and equipment                           $        -      $        -      $ (27,392)
       Long-term debt                                            -               -         27,392
                                                        ----------      ----------      ---------
                                                        $        -      $        -      $       -
                                                        ==========      ==========      =========

 The accompanying notes are an integral part of these consolidated statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Corrections Corporation of America, a Tennessee corporation, (together with its subsidiaries, collectively referred to as the "Company") operates and manages prisons and other correctional facilities and provides prisoner transportation services for government agencies. The Company provides a full range of related services to government agencies, including managing, financing, designing and constructing new facilities and redesigning and renovating older facilities. All material intercompany transactions and balances have been eliminated in consolidation.

      At December 31, 1997, the Company has a 50% interest in Corrections Corporation of Australia PTY LTD ("CC Australia"). CC Australia provides services similar to the Company in Australia and surrounding countries. At December 31, 1997, the Company's wholly-owned subsidiary, CCA (UK) Limited, has a 50% interest in UK Detention Services Limited ("UKDS"), a United Kingdom joint venture. UKDS provides services similar to the Company in the United Kingdom. The Company accounts for these investments under the equity method. Assets and liabilities are converted from their functional currency into the U.S. dollar utilizing the conversion rate in effect at the balance sheet date. Revenue and expense items are converted using the weighted average rate during the period. The excess of the Company's investment in these unconsolidated subsidiaries over the underlying equity is being amortized over twenty-five years.

      Deferred project development costs consist of costs that can be directly associated with a specific anticipated contract and, if recovery from that contract is probable, are deferred until the anticipated contract has been awarded. At the time the contract is awarded to the Company, the deferred project development costs are either capitalized as part of property and equipment or are transferred to project development costs. Costs of unsuccessful or abandoned contracts are charged to depreciation and amortization expense when their recovery is not considered probable. Internal costs incurred in securing new clients including costs of responding to requests for proposals are expensed as incurred. Facility start-up costs, principally costs of initial employee training, travel and other direct expenses incurred in connection with opening of new facilities, to the extent recoverable under each negotiated contract, are deferred and recorded as other assets. Project development costs and start-up costs are amortized on a straight-line basis over the lesser of the initial term of the contract plus renewals or five years. The difference between amortization calculated under the Company's policy and amortization calculated over the initial term of the contract is not material.

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

      Investment in direct financing leases represents the portion of the Company's management contract with government agencies that represents payments on building and equipment leases. The leases are accounted for using the financing method and, accordingly, the minimum lease payments to be received over the term of the leases less unearned income are capitalized as the Company's investments in the leases. Unearned income is recognized as income over the term of the leases using the interest method.

      Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement generally requires the Company to record deferred income taxes for the differences between book and tax bases of its assets and liabilities.

      The Company maintains contracts with various government entities to manage their facilities for fixed per diem rates or monthly fixed rates. The Company also maintains contracts with various federal, state and local government entities for the housing of inmates in Company owned facilities at fixed per diem rates. These contracts usually contain expiration dates with renewal options ranging from annual to multi-year renewals. Most of these contracts have current terms that require renewal every two to five years. The Company expects to renew these contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions. Fixed monthly rate revenue is recorded in the month earned and fixed per diem revenue is recorded based on the per diem rate multiplied by the number of inmates housed during the respective period. The Company recognizes development revenue on the percentage-of-completion method and recognizes any additional management service revenues when earned or awarded by the respective authorities.

      To meet the reporting requirements of SFAS 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments using quoted market prices. At December 31, 1997, there were no material differences in the book values of the Company's financial instruments and their related fair values, except for the Company's convertible subordinated notes (see Note 7) and the forward contract for convertible subordinated notes (see Note 13), which based on the conversion rate on the underlying equity securities, have an estimated fair market value of approximately $378,000.

      For purposes of the statements of cash flows, the Company excludes restricted cash from cash and cash equivalents. As of December 31, 1997, the Company has no restricted cash. The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

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

      In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company continually evaluates the recoverability of the carrying values of its long-lived assets.

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This statement requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company does not anticipate the adoption of SFAS 130 to have a material effect on the Company's financial statements.

      In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the provisions of SFAS 131 effective January 1, 1998 and, if appropriate, will begin disclosing information about its operating segments accordingly. The Company does not anticipate the adoption of SFAS 131 to have a material effect on the Company's financial statements.

      Certain reclassifications of 1996 and 1995 amounts have been made to conform with the 1997 presentation.

2.    MERGERS AND ACQUISITIONS

      On April 25, 1995, the Company issued 5,450 shares of its common stock for all the outstanding shares of Concept Incorporated ("Concept"). Concept operates and manages prisons and other correctional facilities for government agencies.

      On August 18, 1995, the Company issued 2,800 shares of its common stock for all the outstanding shares of Corrections Management Affiliates, Inc. ("CMA") and Correctional Services Group, Inc. ("CSG"). CMA and CSG operate and manage prisons and other correctional facilities for government agencies.

      The transactions above were accounted for under the pooling-of-interests method of accounting, and the Company has previously filed restated financial statements. In the preparation of the consolidated financial statements, the Company made certain immaterial adjustments and reclassifications to the historical financial statements of Concept, CMA and CSG to be consistent with the accounting policies of the Company.

      The Company exercised its option to acquire the remaining 50% of its investment in United-Concept Limited Partnership ("UCLP") during 1995. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of the acquisition. The operations of UCLP on a consolidated basis prior to the acquisition are not material to the Company's results of operations.

      During the first quarter of 1995, the Company purchased the remaining 50% of CC Australia from its original joint venture partner. After consideration of several strategic alternatives related to CC Australia, the Company sold 50% of the entity to Sodexho S.A. ("Sodexho"), a French conglomerate, during the second quarter of 1995. The Company accounted for the 100% ownership period on the equity basis of accounting and recognized an after-tax gain of $783 on the sale.

      During the second and fourth quarters of 1996, the Company purchased the remaining two-thirds of UKDS from its original joint venture partners. After consideration of several strategic alternatives related to UKDS, the Company sold 20% of the entity to Sodexho in December 1996 and recognized an after-tax gain of $515. In conjunction with this transaction, Sodexho was also provided the option to purchase an additional 30% of UKDS. In the second quarter of 1997, Sodexho exercised its option to purchase an additional 30% of UKDS, and the Company recognized an after-tax gain of $777 on the sale.

      On October 2, 1997, the Company exchanged 380 shares of Series B convertible preferred stock for substantially all of the assets of American Corrections Transport (primarily consisting of 760 shares of the Company's common stock) in a tax-free reorganization pursuant to Section 368(a)(l)(C) of the Internal Revenue Code of 1986, as amended. Of the preferred shares issued, 190 are held in escrow for the resolution of specified contingencies.

3. PROPERTY AND EQUIPMENT

   Property and equipment, at cost, consists of the following:

                                            DECEMBER 31,
                                     ---------------------------
                                        1997             1996
                                     ---------         ---------
Land                                 $  13,632         $  14,276
Buildings and improvements              95,614           140,470
Equipment                               19,863            19,376
Office furniture and fixtures            2,626             2,937
Construction in progress               152,042           137,405
                                     ---------         ---------
                                       283,777           314,464

Less accumulated depreciation          (17,284)          (25,767)
                                     ---------         ---------
                                     $ 266,493         $ 288,697
                                     =========         =========

   Depreciation expense was $9,710, $7,147, and $4,428 for 1997, 1996 and 1995,
   respectively.


4. NOTES RECEIVABLE

   Notes receivable consists of the following:


                                                          DECEMBER 31,
                                                    -------------------------
                                                      1997             1996
                                                    --------         --------
Notes receivable, principal and interest
  payments of $535 monthly through
  September 2017, interest at 9.25%, secured
  by a first mortgage on a facility                 $ 58,154         $ 22,401

Notes receivable, $700 is secured by a third
  mortgage on a facility and is due in
  January 1999, remaining balance is due in
  monthly principal and interest payments
  through April 1999, weighted average
  interest rate at 11.14%                                876              876

Other                                                  1,310                -
                                                    --------         --------
                                                      60,340           23,277

Less current portion in accounts receivable           (1,076)            (418)
                                                    --------         --------
                                                    $ 59,264         $ 22,859
                                                    ========         ========

5. INVESTMENT IN DIRECT FINANCING LEASES

   At December 31, 1997, the Company's investment in direct financing leases represents building and equipment leases between the Company and certain government agencies. Certain of the agreements contain provisions that allow the government agencies to purchase the buildings and equipment for predetermined prices at specific intervals during the contract period.

   A schedule of minimum future rentals to be received under the direct financing leases at December 31, 1997, is as follows:


   YEAR                                                 AMOUNT
   ----                                                ---------
   1998                                                $   6,909
   1999                                                    6,909
   2000                                                    6,909
   2001                                                    6,909
   2002                                                    6,909
   Thereafter                                             88,087
                                                       ---------
   Total minimum obligation                              122,632
   Less unearned income                                  (28,226)
                                                       ---------
   Present value of direct financing leases               94,406
   Less current portion in accounts receivable            (4,222)
                                                       ---------
   Long-term portion                                   $  90,184
                                                       =========

6. OTHER ASSETS

   Other assets consist of the following:


                                                                DECEMBER 31,
                                                            1997           1996
                                                          -------         -------
Deferred project development costs                        $   786         $   284
Project development costs, less
  accumulated amortization of $513 and
  $499, respectively                                        5,832           3,989
Facility start-up costs, less accumulated
  amortization of $5,351 and $4,296, respectively          20,459          11,404
Debt issuance costs, less accumulated
  amortization of $1,135 and $1,698, respectively           1,191           2,555
Deferred placement fees                                     2,404           2,404
Investments in affiliates                                   6,941           7,893
Other assets                                                  769             876
                                                          -------         -------
                                                          $38,382         $29,405
                                                          =======         =======

7. LONG-TERM DEBT

   Long-term debt consists of the following:


                                                                         DECEMBER 31,
                                                                  ----------------------------
                                                                    1997               1996
                                                                  ---------          ---------
Revolving Credit Facility payable to a
  group of banks, principal due
  September 1999, interest payable
  quarterly at the bank's prime rate
  (8.5% at December 31, 1997) or LIBOR
  plus .5% (6.22% at December 31, 1997),
  collateralized by the pledge of stock
  of the Company's first tier domestic
  subsidiaries                                                    $  70,000          $   4,000

Convertible Subordinated Notes,
  principal due at maturity in 2002 with
  call provisions beginning in March
  2000, interest payable quarterly at
  7.5%                                                               50,000             50,000

Convertible Subordinated Notes,
  principal due at maturity in 1999 with
  call provisions beginning in June 1999,
  interest payable semi-annually at 8.5%                              7,000              7,000

Convertible Subordinated Notes, principal due at maturity
  in 1998 with call provisions beginning in June 1997,
  interest payable quarterly at 8.5%                                  5,800              7,500

Senior Secured Notes, principal paid in
  full in July 1997                                                       -             10,328

Secured Notes Payable, principal paid in
  full in March 1997                                                      -              1,210

Detention Center Revenue Bonds, principal paid in
  full in July 1997                                                       -             24,700

 Notes payable to a bank, principal paid in
  full in July 1997                                                       -             20,911

Other                                                                   122                167
                                                                  ---------          ---------
                                                                    132,922            125,816
Less current portion                                                 (5,847)            (8,281)
                                                                  ---------          ---------
                                                                  $ 127,075          $ 117,535
                                                                  =========          =========

      At December 31, 1997, the Company's revolving credit facility provides for borrowings up to $170,000. The facility bears interest at the bank's prime rate or LIBOR plus .50%, .75% or 1.0% depending on the Company's leverage ratio. The facility is used for working capital and letters of credit. Letters of credit totaling $1,600 have been issued to secure the Company's worker's compensation insurance policy. The unused commitment at December 31, 1997 was $98,400. The facility is subject to renewal on September 6, 1999.

      At December 31, 1997, the Company has a $2,500 letter of credit facility. Letters of credit totaling $1,615 have been issued to secure the Company's worker's compensation insurance policy, performance bonds and utility deposits. The unused commitment at December 31, 1997 was $885. The facility is subject to renewal on September 6, 1999.

      Restricted cash of $3,450 at December 31, 1996, represents cash held in sinking funds established for the funding of current year principal and interest on certain bonds and current construction obligations.

      The Company does not maintain any significant formal or informal compensating balance arrangements with financial institutions.

      The Convertible Subordinated Notes are convertible into the Company's common stock at prices ranging from $1.69 to $25.91 per share. The Company may require conversion under certain conditions after the stock has a market value of 150% of the conversion price for a specified period. In 1997, Convertible Subordinated Notes with a face value of $1,700 were converted into 1,004 shares of common stock.

      The provisions of the credit facilities and notes contain restrictive covenants, the most restrictive of which are limits on the payment of dividends, incurrence of additional indebtedness, investments and mergers. The agreements also require that the Company maintain specific ratio requirements relating to cash flow, tangible net worth, interest coverage and earnings. The Company was in compliance with the covenants at December 31, 1997.

      The Company capitalized interest of $6,263, $502 and $717 in 1997, 1996 and 1995, respectively. Interest (income) expense, net is comprised of the following for each year:

                            1997             1996             1995
                         --------          -------          -------
Interest expense         $  6,633          $ 8,200          $ 5,534
Interest income           (10,752)          (3,976)          (1,582)
                         --------          -------          -------

                         $ (4,119)         $ 4,224          $ 3,952
                         ========          =======          =======


      Maturities of long-term debt for the next five years and thereafter are:
      1998 - $5,847; 1999 - $77,047; 2000 - $28; 2001 - $0; and 2002 - $50,000.

  8.  RELATIONSHIP WITH CCA PRISON REALTY TRUST

      On July 18, 1997, the Company sold nine correctional and detention facilities (the "Initial Facilities") to CCA Prison Realty Trust, a Maryland real estate investment trust, ("Prison Realty") for an aggregate amount of $308,100. The Company entered into agreements with Prison Realty to lease the Initial Facilities back to the Company pursuant to long-term, non-cancelable triple net leases (the "Leases") which require the Company to pay all operating expenses, taxes, insurance and other costs. All of the Leases have initial terms ranging from 10-12 years which may be extended at the fair market rates for three additional five-year periods upon the mutual agreement of the Company and Prison Realty.

      The Company entered into option agreements with Prison Realty pursuant to which Prison Realty was granted the option to acquire and leaseback any or all of five option facilities to the Company at any time during the three-year period following the acquisition of the Initial Facilities. In addition, the Company granted Prison Realty an option to acquire, at fair market value, and leaseback to the Company any correctional or detention facility acquired or developed and owned by the Company in the future for a period of three years following the date the Company first receives inmates at such facility.

      Subsequent to the sale of the Initial Facilities through December 31, 1997, the Company individually sold three correctional and detention facilities to Prison Realty and immediately entered into 10-year lease agreements with Prison Realty with terms substantially similar to the Leases with respect to the Initial Facilities.

      As of December 31, 1997, the net property and equipment has been removed from the balance sheet, and the gains realized on the sale transactions have been deferred and are being recognized as lease expense reductions over the terms of the leases.

      The Chairman of the Board of Directors, President and Chief Executive Officer of the Company is also the Chairman of the Board of Trustees of Prison Realty.

9.   INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provision for income taxes is comprised of the following components:


                                            FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                         1997             1996            1995
                                       --------          -------         ------
CURRENT PROVISION
 Federal                               $ 35,930          $ 5,567         $2,853
 State                                    3,540              785            315
                                       --------          -------         ------
                                         39,470            6,352          3,168
                                       --------          -------         ------

INCOME TAXES CHARGED TO EQUITY
 Federal                                  5,679           10,719          3,567
 State                                      649            1,225            420
                                       --------          -------         ------
                                          6,328           11,944          3,987
                                       --------          -------         ------

DEFERRED PROVISION
 Federal                                (11,360)           1,052          1,946
 State                                   (1,297)             121            229
                                       --------          -------         ------
                                        (12,657)           1,173          2,175
                                       --------          -------         ------
   Provision for income taxes          $ 33,141          $19,469         $9,330
                                       ========          =======         ======

   Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                        DECEMBER 31,
                                                               -------------------------
                                                                 1997             1996
                                                               --------          -------
CURRENT DEFERRED TAX ASSETS
  Asset reserves and liabilities not yet
    deductible for tax                                         $  2,546          $ 2,067
  Deferred revenue                                                2,731                -
                                                               --------          -------
      Total current deferred tax assets                           5,277            2,067
                                                               --------          -------

CURRENT DEFERRED TAX LIABILITIES
  Tax in excess of book amortization                              6,480                -
  Income item not yet taxable and other                              26            1,041
                                                               --------          -------
      Total current deferred tax liabilities                      6,506            1,041
                                                               --------          -------
      Net current deferred tax assets (liabilities)            $ (1,229)         $ 1,026
                                                               ========          =======

NONCURRENT DEFERRED TAX ASSETS
  Deferred gain on real estate transactions                    $ 12,684          $     -
  Other                                                           2,245              788
                                                               --------          -------
      Total noncurrent deferred tax assets                       14,929              788
                                                               --------          -------
NONCURRENT DEFERRED TAX LIABILITIES
  Tax in excess of book depreciation                              2,443            3,876
  Income items not yet taxable and other                          2,291            1,629
                                                               --------          -------
      Total noncurrent deferred tax liabilities                   4,734            5,505
                                                               --------          -------
      Net noncurrent deferred tax assets (liabilities)         $ 10,195          $(4,717)
                                                               ========          =======

   A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pretax income for the years ended December 31, is as follows:


                                                    1997           1996           1995
                                                    ----           ----           ----
    Statutory federal rate                          35.0%          35.0%          34.0%
    State taxes, net of federal tax benefit          4.0            4.0            4.0
    Other items, net                                 (.9)           (.3)           1.4
                                                    ----           ----           ----
                                                    38.1%          38.7%          39.4%
                                                    ====           ====           ====

10.EARNINGS PER SHARE

   In the fourth quarter of 1997, the Company adopted the provisions of SFAS 128, "Earnings Per Share." Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants. Earnings per share for 1996 and 1995 have been restated to conform with the provisions of SFAS 128.

   In computing diluted earnings per common share, the Company's stock warrants and stock options are considered dilutive using the treasury stock method, and the Series B convertible preferred stock and the 8.5% convertible subordinated notes are considered dilutive using the if-converted method. The following table presents information necessary to calculate diluted earnings per share for the years ended December 31:


                                                    1997            1996           1995
                                                   -------         -------         -------
   Net income                                      $53,955         $30,880         $14,333
   Interest expense applicable to
     convertible subordinated
     notes, net of tax                                 700             752             740
                                                   -------         -------         -------
   Adjusted net income                             $54,655         $31,632         $15,073
                                                   =======         =======         =======

   Weighted average common
     shares outstanding                             77,221          71,763          62,257
   Effect of dilutive options and warrants           7,279           9,028          13,089
   Conversion of preferred stock                       182               -               -
   Conversion of convertible
     subordinated notes                              5,557           6,249           6,249
                                                   -------         -------         -------
   Adjusted diluted common
     shares outstanding                             90,239          87,040          81,595
                                                   =======         =======         =======
   Diluted earnings per share                      $   .61         $   .36         $   .18
                                                   =======         =======         =======

11.STOCKHOLDERS' EQUITY

   Preferred Stock -

   The Company has authorized 1,000 shares of $1 (one dollar) par value Series A preferred stock. At December 31, 1997, no Series A preferred stock was issued or outstanding.

   The Company has authorized 400 shares of $1 (one dollar) par value Series B convertible preferred stock. The preferred stock has the same voting rights as the Company's common stock. Dividends are paid on the preferred stock at a rate equal to two times the dividend being paid on each share of the Company's common stock. Each share of the preferred stock is convertible into 1.94 shares of the Company's common stock. The preferred stock is convertible at the Company's option any time on or after January 1, 1998 and at the holder's option in twenty-five percent increments beginning July 1, 1999 through January 1, 2001. At December 31, 1997, 380 shares of Series B convertible preferred stock were issued and outstanding.

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

   Stock Warrants -

   The Company has issued stock warrants to certain affiliated and unaffiliated parties for providing certain financing, consulting and brokerage services to the Company and to stockholders as a dividend. At December 31, 1997, 1,100 stock warrants were outstanding. The warrants were issued June 23, 1994 with an exercise price of $15.80 per warrant and an expiration date of December 31, 1999. Each warrant entitles the warrant holder to four common shares upon exercise. The warrants are exercisable from the date of issuance.

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

   The Company's Board of Directors approved a stock repurchase program for up to an aggregate of 400 shares of the Company's stock for the purpose of funding the employee stock options, stock ownership and stock award plans. On September 30, 1997, the Company repurchased 123 shares of the Company's stock from a member of the Board of Directors of the Company at the market price pursuant to this program.

   Stock option transactions relating to the Company's incentive and nonqualified stock option plans are summarized below:


                                                      1997
                                              ----------------------

                                                             WEIGHTED
                                                             AVERAGE
                                             NUMBER OF       EXERCISE
                                              SHARES          PRICE
                                             --------        -------
   Outstanding at beginning of period          3,503          $ 9.96
   Granted                                       454           23.83
   Exercised                                  (1,078)           7.60
   Canceled                                      (26)          26.21
                                              ------          ------
   Outstanding at end of period                2,853          $12.91
                                              ======          ======
   Available for future grant                  2,802               -
                                              ======          ======
   Exercisable                                 2,337          $ 9.98
                                              ======          ======


                                                        1996
                                              ----------------------
                                                             WEIGHTED
                                                              AVERAGE
                                              NUMBER OF      EXERCISE
                                               SHARES          PRICE
                                              --------       -------
   Outstanding at beginning of period          3,916          $ 3.73
   Granted                                       903           27.06
   Exercised                                  (1,297)           2.92
   Canceled                                      (19)          22.97
                                              ------          ------
   Outstanding at end of period                3,503          $ 9.96
                                              ======          ======
   Available for future grant                  2,950               -
                                              ======          ======
   Exercisable                                 2,601          $ 4.06
                                              ======          ======

                                                        1995
                                              ----------------------
                                                             WEIGHTED
                                                              AVERAGE
                                              NUMBER OF      EXERCISE
                                              SHARES           PRICE
                                              ---------      --------

   Outstanding at beginning of period          3,470          $ 2.31
   Granted                                     1,248            7.61
   Exercised                                    (754)           3.49
   Canceled                                      (48)           5.82
                                              ------          ------
   Outstanding at end of period                3,916          $ 3.73
                                              ======          ======
   Available for future grant                  3,818               -
                                              ======          ======
   Exercisable                                 2,680          $ 1.93
                                              ======          ======

   The weighted average fair value of options granted during 1997, 1996 and 1995 was $10.14, $12.28 and $3.21 per option, respectively. The options outstanding at December 31, 1997, have exercise prices between $1.04 and $33.13 and a weighted average remaining contractual life of 7 years.

   In addition to the plans mentioned above, the Company has a nonqualified stock option plan to encourage stock ownership by selected employees of the Company. Pursuant to the plan, stock options may be granted to key employees upon authorization by the Board of Directors. The aggregate number of options that may be granted under the plan is 1,440. As of December 31, 1997, 240 options were outstanding at an option price of $1.35 per share.

   During 1995, the Company authorized the issuance of 337 shares of common stock to certain key employees as a deferred stock award. The award becomes fully vested ten years from the date of grant based on continuous employment with the Company. The Company is expensing the $3,670 of awards over the vesting period.

   During 1997, the Company granted 80 stock options to a member of the Board of Directors of the Company to purchase the Company's common stock. The options were granted with an exercise price less than the market value on the date of grant. The options are exercisable immediately.

   In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS 123 and continues to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. As a result, no compensation cost has been recognized for the Company's stock option plans under the criteria established by SFAS 123. Had compensation cost for the stock option plans been determined based on the fair value of the options at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:


                                                          1997           1996             1995
                                                     ----------       ----------       ----------
   Net income - as reported                          $   53,955       $   30,880       $   14,333
   Net income - pro forma                                48,911           25,995           13,550

   Net income per share - Basic - as reported        $      .70       $      .43       $      .23
   Net income per share - Basic - pro forma                 .63              .36              .22

   Net income per share - Diluted - as reported      $      .61       $      .36       $      .18
   Net income per share - Diluted - pro forma               .55              .31              .18

   Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of that to be expected in future years.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                           1997       1996         1995
                                         ------      -------     -------
   Expected dividend yield                  0.0%         0.0%        0.0%
   Expected stock price volatility         40.4%        49.5%       50.3%
   Risk-free interest rate                  5.3%         5.9%        6.8%
   Expected life of options              4 years      4 years     4 years

   Employee Stock Ownership Plan -

   The Company has an Employee Stock Ownership Plan whereby each employee of the Company who is at least 18 years of age is eligible for membership in the plan as of January 1 of their first anniversary year in which they have completed at least one thousand hours of service.

   Benefits, which become 40% vested after four years of service and 100% vested after five years of service, are paid on death, retirement or termination. The Board of Directors has discretion in establishing the amount of the Company contributions. The Company's contributions to the plan may be in the form of common stock, cash or other property. Contributions to the plan amounted to $3,723, $2,086 and $1,366 for the years ended December 31, 1997, 1996 and 1995, respectively.


12.REVENUES AND EXPENSES

   Approximately 98%, 99% and 99% of the Company's revenues for the years ended December 31, 1997, 1996 and 1995, respectively, relate to amounts earned from federal, state and local government management and transportation contracts.

   The Company had revenues of 21%, 21% and 23% from the federal government and 59%, 54% and 49% from state governments for the years ended December 31, 1997, 1996 and 1995, respectively. One state government accounted for revenues of 13%, 16% and 18% for the years ended December 31, 1997, 1996 and 1995, respectively. In 1997, the Company recognized $7,900 as additional management service revenues. For the years ended December 31, 1997 and 1996, the Company recognized after tax development fee income of $2,453 and $1,629, respectively, related to a contract to design, construct and equip a managed detention facility.

   Accounts receivable include $81,387 and $55,924 due from federal, state and local governments at December 31, 1997 and 1996, respectively. Accounts receivable and accounts payable at December 31, 1997, consist of the following:


                      ACCOUNTS      ACCOUNTS
                     RECEIVABLE     PAYABLE
                     ----------     -------
   Trade              $77,506       $21,021
   Construction         3,394        11,073
   Other                8,922             -
                      -------       -------
                      $89,822       $32,094
                      =======       =======

   Salaries and related benefits represented 66%, 64% and 60% of operating expenses for the years ended December 31, 1997, 1996 and 1995, respectively.

13.INTERNATIONAL ALLIANCE

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

   In 1995, Sodexho purchased 1,090 shares of common stock for $7.63 per share pursuant to their contractual preemptive right. Also during 1995, the Company and Sodexho entered into a forward contract whereby Sodexho would purchase up to $20,000 of convertible subordinated notes at any time prior to December 1997. In 1997, the Company and Sodexho extended the expiration date of this contract to December 1999. The notes will bear interest at LIBOR plus 1.35% and will be convertible into common shares at a conversion price of $6.83 per share.

   In 1996, the Company sold $20,000 of convertible notes to Sodexho pursuant to their contractual preemptive right. The notes bear interest at 7.5% and are convertible into common shares at a conversion price of $25.91 per share.


14.RELATED PARTY TRANSACTIONS

   The Company pays legal fees to a law firm of which one of the partners is a stockholder and a member of the Board of Directors of the Company. Legal fees, including fees related to the Company's mergers and acquisitions, paid to the law firm amounted to $1,109, $683 and $675 in 1997, 1996 and 1995, respectively.

   In 1997, the Company paid $382 to a member of the Board of Directors of the Company for consulting services related to various contractual relationships. Also in 1997, the Company paid $911 to National Corrections and Rehabilitation Corporation, a company that is majority-owned by a member of the Board of Directors, for services rendered at one of its facilities.

15.COMMITMENTS AND CONTINGENCIES

   The Company leases certain facilities, office space and equipment under long-term operating leases expiring through 2009. Gross lease expense (before reductions associated with recognition of deferred gains on real estate transactions) was approximately $22,443, $2,786 and $5,904 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum lease commitments for noncancelable leases are as follows:


       YEAR                 AMOUNT
       ----                --------
       1998                $ 52,580
       1999                  52,628
       2000                  53,470
       2001                  55,452
       2002                  57,670
       Thereafter           340,667
                           --------
       Total               $612,467
                           ========

   The nature of the Company's business results in claims and litigation alleging that the Company is liable for damages arising from the conduct of its employees or others. In the opinion of management, there are no pending legal proceedings that would have a material effect on the consolidated financial position or results of operations of the Company.

   Each of the Company's management contracts and the statutes of certain states require the maintenance of insurance. The Company maintains various insurance policies including employee health, worker's compensation, automobile liability and general liability insurance. These policies are fixed premium policies with various deductible amounts that are self-funded by the Company. Reserves are provided for estimated incurred claims within the deductible amounts.

   The Company guarantees $113 of a bank facility for CC Australia. The Company has provided a $1,000 performance bond in connection with UKDS's management contract with the United Kingdom.

   The Company provides a limited guarantee related to a bond issue on the Eden Detention Center in Eden, Texas. The maximum obligation as of December 31, 1997 was $22,290. In the event the Company is required to fund amounts pursuant to this limited guarantee, the Company will obtain ownership rights to the facility.

16.EVENT SUBSEQUENT TO DECEMBER 31, 1997

   On January 5, 1998, the Company sold the Davis Correctional Facility, located in Holdenville, Oklahoma, to Prison Realty for $36,100. The Company will continue to operate the medium-security correctional facility under the terms of a 10-year operating lease, with terms substantially similar to those of the Leases. Annual first year rent for the facility is expected to be approximately $4,000.

                                INDEX OF EXHIBITS

         Exhibits marked with an * are filed herewith. Exhibits following exhibit number 10(yyyy) are numbered beginning with 10.102. Other exhibits have previously been filed with the Commission and are incorporated herein by reference.

Exhibit
Number                                        Description
-------                                       -----------
2(a)           Agreement of Sale and Purchase between the Company and CCA Prison
               Realty Trust, dated July 7, 1997.(33)

3(a)           Charter of the Company. (29)

3(b)           By-Laws of the Company. (30)

3(d)*          Articles of Amendment to Charter of the Company Setting Forth the
               Powers, Preferences, Rights, Qualifications, Limitations and
               Restrictions of its Series B Convertible Preferred Stock, dated
               October 2, 1997.

3(e)*          Articles of Amendment to Charter of the Company, dated December
               30, 1997.

4(f)           8.5% Convertible Extendable Subordinated Notes originally due
               September 30, 1998, dated as of June 22, 1992 in the aggregate principal amount of $2,500,000, made payable to Pacific Mutual
               Life Insurance Company and PM Group Life Insurance Company. (9)

4(g)           8.5% Convertible Extendable Subordinated Notes originally due
               September 30, 1998, dated as of December 2, 1992 in the aggregate principal amount of $1,500,000, made payable to Pacific Mutual
               Life Insurance Company and PM Group Life Insurance Company. (9)

4(l)           8.5% Convertible Extendable Subordinated Notes originally due
               September 30, 1998, dated as of April 29, 1993 in the aggregate principal amount of $2,500,000, made payable to Pacific Mutual
               Life Insurance Company and PM Group Life Insurance Company.(10)

4(o) 8.5% Convertible Subordinated Note due November 7, 1999 made payable to Sodexho S.A. in the aggregate principal amount of $7,000,000.(11)

4(p) Stock Purchase Warrant for the purchase of Common Stock of the Company issued to Sodexho, S.A. on June 23, 1994.(12)

Exhibit
Number                                        Description
-------                                       -----------
4(r)           Form of Amended 8.5% Convertible Extendable Subordinated Notes
               originally due September 30, 1998, dated as of June 22, 1992 in the aggregate principal amount of $2,500,000, made payable to
               Cudd & Co. and Atwell & Co. (Original Exhibit No. 4(f)).(21)

4(s) Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of December 2, 1992 in the aggregate principal amount of $1,500,000, made payable to Cudd & Co. and Atwell & Co. (Original Exhibit No. 4(g)).(21)

4(t) Form of Amended 8.5% Convertible Extendable Subordinated Notes originally due September 30, 1998, dated as of April 29, 1993 in the aggregate principal amount of $3,500,000, made payable to Cudd & Co. and Atwell & Co. (Original Exhibit No. 4(l).(21)

4(u) Form of 7.5% Convertible, Subordinated Note due February 28, 2002 made payable to PMI Mezzanine Fund, L.P. in the aggregate principal amount of $30,000,000.(21)

4(v) Form of 7.5% Convertible, Subordinated Note due February 28, 2002 made payable to Sodexho S. A., in the aggregate principal amount of $20,000,000.(22)

4(w)           Note Purchase Agreement, dated as of April 5, 1996, by and among
               Sodexho, S.A. and the Company, relating to the issuance of 7.5%
               Convertible, Subordinated Notes in the aggregate principal amount of $20,000,000.(22)

4(x)           Registration Rights Agreement with respect to the Note Purchase
               Agreement, dated as of April 5, 1996, by and among Sodexho, S.A.
               and the Company.(22)

4(z)*          8.5% Convertible, Extendable, Subordinated Note originally due
               September 30, 1998, dated as of June 22, 1992 in the aggregate amount of $104,000, made payable to Atwell & Co.

4(aa)*         8.5% Convertible, Extendable, Subordinated Note originally due
               September 30, 1998, dated as of June 22, 1992 in the aggregate amount of $696,000, made payable to Atwell & Co.

4(bb)* 1997 Amendment to 1994 Securities Purchase Agreement by and between the Company and Sodexho S.A., dated December 30, 1997.

Exhibit
Number                                        Description
-------                                       -----------
4(cc)          Option Agreement dated March 31, 1997 by and between the Company and Joseph F. Johnson relating to the grant of an option to purchase 80,000 shares of the Company's common stock.(34)

4(dd)          The Company's Non-Employee Directors' Compensation Plan.(35)

10(c)          The Company's Option Plan dated January 23, 1985, as amended by
               First Amendment to the Company's Stock Option Plan, together with forms of Incentive Stock Option Agreement and Non-Qualified Stock
               Option Agreement. (1)

10(d)          Non-Qualified Stock Option Plan of the Company, dated January 16,
               1986, and related form of Non-Qualified Stock Option Agreement.
               (1)

10(e)          The Company's 1988 Flexible Stock Option Plan. (4)

10(v) Memorandum of Understanding regarding privatization of France's penitentiary system. (2)

10(aa) Second Amendment to the Company's Stock Option Plan of Company, dated March 27, 1987, together with form of Incentive Stock
               Option Agreement. (3)

10(qq)         Third Amendment to the Company's Stock Option Plan dated March
               18, 1988. (5)

10(xx)         U.S. Government Lease for Real Property by and between the United
               States of America and the Company, dated April 10, 1984, relating to the Houston facility. (6)

10(zz)         The Company's 1989 Stock Bonus Plan. (7)

10(eee) Letter of Guaranty, dated October 27, 1989, between the Company and National Australia Bank Limited, relating to the guaranty by the Company of certain advances made by National Australia Bank
               Limited to Corrections Corporation to Australia, Pty. Ltd. (7)

10(fff) Assignment and Assumption Agreement, dated March 2, 1990, by and between the Company and Esmor, Inc., relating to the assignment of Esmor, Inc.'s leasehold interest in real property located in San Diego County, California and the assignment of Esmor Inc.'s contract with the

Exhibit
Number                                        Description
-------                                       -----------
               Immigration and Naturalization Service for the construction and operation of an INS Detention Facility. (7)

10(mmm) First Amendment to the Company's 1988 Flexible Stock Option Plan, dated June 8, 1989. (7)

10(nnn) First Amendment to the Company's Non-Qualified Stock Option Plan, dated June 8, 1989. (7)

10(bbbb)       Standard Transfer Form, dated September 8, 1991, between the
               Company and Houghton Holdings Limited (formerly John Holland
               Holdings Limited) relating to the purchase by the Company of 7,500 shares in Corrections Corporation of Australia Pty. Ltd.
               and related Amended and Restated Letter of Guaranty. (8)

10(iiii)       The Company's Amended and Restated Employee Stock Ownership
               Plan.(8)

10(yyyy)       The Company's Non-Employee Director Stock Option Plan.(10)

10.102 First Amendment to the Company's 1991 Flexible Stock Option Plan dated March 11, 1994.(17)

10.109         Amendments to the Amended and Restated Corrections Corporation of
               America Employee Savings and Stock Ownership Plan dated June 3,
               1994.(17)

10.112 International Joint Venture Agreement, dated June 23, 1994, between the Company and Sodexho, S.A.(13)

10.113         Securities Purchase Agreement, dated June 23, 1994, between the
               Company and Sodexho, S.A., including form of 8.5% Note, form of Warrant, and form of 8.75% Notes.(14)

10.114 Stockholders Agreement, dated June 23, 1994, between the Company and Sodexho, S.A.(15)

10.132         Share Exchange Agreement by and among the Company, TransCor
               America, Inc. and the Shareholders of TransCor America, Inc., dated December 30, 1994.(16)

Exhibit
Number                                        Description
-------                                       -----------
10.138         Amended and Restated Corrections Corporation of America 1989
               Stock Bonus Plan dated February 20, 1995.(17)

10.139         The Company's 1995 Employee Stock Incentive Plan effective as of
               March 20, 1995.(19)

10.140         Stock Purchase Agreement, dated March 31, 1995, between the
               Company and Chubb Security Holdings Australia Limited A.C.N. 003
               590 921.(21)


10.141         Share Exchange Agreement, dated as of April 25, 1995, among the
               Company, Concept Incorporated, and the Stockholders of Concept
               Incorporated.(18)

10.142         Note Purchase Agreement dated as of June 22, 1992, among Pacific
               Mutual Life Insurance Company, PM Group Life Insurance Company and the Company as amended by Amendment No. 1 to the Note
               Purchase Agreement, dated as of August 25, 1992, Amendment No. 2 to the Note Purchase Agreement, dated as of October 29, 1992,
               Amendment No. 3 to Note Purchase Agreement, dated as of April 29,
               1993 and Amendment No. 4 to the Note Purchase Agreement, dated as of April 25, 1995.(21)

10.143         Stock Purchase Agreement, dated as of June 9, 1995, between
               Sodexho S.A. and the Company concerning sale of shares of Corrections Corporation of Australia Pty. Ltd. A.C.N. 010 921
               641.(21)

10.144         Stock Purchase Agreement, dated as of June 29, 1995, between
               Sodexho S.A. and the Company.(21)

10.145         Amendment No. 1 to Securities Purchase Agreement, dated as of
               July 11, 1995, between Sodexho S.A. and the Company.(21)

10.148         Purchase Agreement, dated July 17, 1995, between Concept
               Incorporated and Landmark Organization Southwest, Inc.(21)

10.149         Purchase Agreement, dated July 17, 1995, between Concept
               Incorporated and U.C. Eloy, Inc.(21)

10.150 Agreement and Plan of Merger, dated as of August 18, 1995, among the Company, CMA Acquisition, Inc., CSG Acquisition, Inc.,
               Correction Management Affiliates, Inc., Correctional Services
               Group, Inc., the shareholders of Correction Management
               Affiliates, Inc. and the shareholders of Correctional Services
               Group, Inc.(20)

Exhibit
Number                                        Description
-------                                       -----------
10.151         Shareholders' Agreement, dated as of October 17, 1995, among
               Corrections Corporation of Australia Pty. Ltd., the Company, and
               Sodexho S.A.(21)

10.152         First Amendment to Stock Purchase Agreement, dated October 17,
               1995, between Sodexho S.A. and the Company.(21)

10.153 First Amendment to Amended and Restated Corrections Corporation of America 1989 Stock Bonus Plan, dated November 3, 1995.(21)

10.155 Note Purchase Agreement, dated as of February 29, 1996, between the Company and PMI Mezzanine Fund, L.P.(21)

10.156 Guaranty Agreement, dated as of July 10, 1996, among the Company, as Guarantor, Eden Correctional Facilities Corporation, as the
               Issuer, and Liberty Bank and Trust Company of Tulsa, National
               Association, as the Trustee, with respect to the Taxable
               Detention Facility Revenue Bond, Series 1995 in the aggregate principal amount of $22,875,000.(22)

10.157         Credit Agreement, dated as of September 6, 1996, among the
               Company, as Borrower, various Lenders, and First Union National
               Bank of Tennessee, as Administrative Agent.(22)

10.158         Letter of Credit Facility Agreement, dated as of September 6,
               1996, among the Company and First Union National Bank of
               Tennessee and First Union National Bank of North Carolina.(22)

10.159         Intercompany Subordination Agreement, dated as of September 6,
               1996, among the Company, five of its wholly owned subsidiaries, including CCA International, Inc., TransCor America, Inc.,
               Concept Incorporated, Correction Management Affiliates, Inc., and
               Correctional Services Group, Inc. and First Union National Bank of Tennessee.(22)

10.160         Unconditional Guaranty Agreement, with Supplement, dated as of
               September 6, 1996, in favor of First Union National Bank of
               Tennessee among the Company, five of its wholly owned subsidiaries, including CCA International, Inc., TransCor
               America, Inc., Concept Incorporated, Correction Management
               Affiliates, Inc., and Correctional Services Group, Inc. and First
               Union National Bank of Tennessee.(22)

10.161         Form of Pledge Agreement, with Supplement, dated as of September
               6, 1996 by the Company and five of its wholly owned subsidiaries,

Exhibit
Number                                        Description
-------                                       -----------
               including CCA International, Inc., TransCor America, Inc.,
               Concept Incorporated, Correction Management Affiliates, Inc., and
               Correctional Services Group, Inc., individually, in favor of
               First Union National Bank of Tennessee as Administrative Agent
               for various Lenders.(22)

10.162         Amendment No. 2, dated December 31, 1996, to the Securities
               Purchase Agreement dated as of June 23, 1994, between Sodexho
               S.A. and the Company.(22)

10.163         Purchase Agreement, dated as of December 31, 1996, among the
               Company, Corrections Corporation of America (U.K.) Limited and
               Sodexho S.A., relating to U.K. Detention Services, Ltd.(22)

10.164         Shareholders' Agreement, dated as of December 31, 1996, among the
               Company, Corrections Corporation of America (U.K.) Limited and
               Sodexho S.A., relating to U.K. Detention Services, Ltd.(22)

10.165         Option Agreement, dated as of December 31, 1996, among the
               Company, Corrections Corporation of America (U.K.) Limited and
               Sodexho S.A., relating to U.K. Detention Services, Ltd.(22)

10.166*        Master Agreement to Lease between CCA Prison Realty Trust and the
               Company.

10.167 Right to Purchase Agreement between CCA Prison Realty Trust and the Company.(23)

10.168*        Trade Name Use Agreement between CCA Prison Realty Trust and the
               Company.

10.169 Option Agreement between CCA Prison Realty Trust and the Company with respect to the Northeast Ohio Correctional Center.(24)

10.170 Option Agreement between CCA Prison Realty Trust and the Company with respect to the Torrance County Detention Facility.(25)

10.171 Option Agreement between CCA Prison Realty Trust and the Company with respect to the Southern Colorado Correctional Facility.(26)

10.172 Option Agreement between CCA Prison Realty Trust and the Company with respect to the North Fork Correctional Facility.(27)

Exhibit
Number                                        Description
-------                                       -----------
10.173         Option Agreement between CCA Prison Realty Trust and the Company with respect to the Whiteville Correctional Center.(28)

10.174*        Purchase and Sale Agreement, dated November 18, 1997, among the
               Holdenville Industrial Authority and the Company.

10.175*        Exercise Agreement, dated January 5, 1998, by and between the
               Company and CCA Prison Realty Trust with respect to the Holdenville, Oklahoma facility.

10.176*        Purchase and Sale Agreement, dated November 26, 1997, among the
               Cushing Municipal Authority and the Company.

10.177*        Exercise Agreement, dated December 11, 1997, by and between the
               Company and CCA Prison Realty Trust with respect to the Cushing,
               Oklahoma facility.

10.178* Stock Repurchase Agreement, dated as of September 30, 1997, between the Company and Thomas W. Beasley.

10.179* Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Houston Processing Center.

10.180* Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Laredo Processing Center.

10.181* Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Bridgeport Pre-Parole Transfer Facility.

10.182* Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Mineral Wells Pre-Parole Transfer Facility.

10.183* Lease Agreement between the Company and CCA Prison Realty Trust with respect to the West Tennessee Detention Facility.

10.184* Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Leavenworth Detention Center.

10.185* Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Eloy Detention Center.

Exhibit
Number                                        Description
-------                                       -----------
10.186*        Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Central Arizona Detention Center.

10.187* Lease Agreement between the Company and CCA Prison Realty Trust with respect to the T. Don Hutto Correctional Center.

10.188* Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Northeast Ohio Correctional Facility.

10.189* Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Torrance County Detention Facility.

10.190 Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Cimarron Correctional Facility.(31)

10.191 Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Davis Correctional Facility.(32)

10.192*        Exchange Agreement, dated October 2, 1997, among the Company,
               American Corrections Transport, Inc., Michael H. Shmerling, L.M.
               Company, Tom Loventhal, J. Thomas Martin, Peter Weiss, Kenneth
               Anchor, and Bernard Goldstein.

10.193*        Stock Repurchase Agreement, dated March 2, 1998, between the
               Company and Doctor R. Crants.

10.194*        Form of Employment Agreement between the Company and Doctor R. Crants.

10.195* Amendment and Waiver to Credit Agreement, dated July 18, 1997, by and among the Company, certain Lenders, and First Union
               National Bank of Tennessee as Administrative Agent for the
               Lenders.

21             The Company has the following five wholly-owned subsidiaries: CCA
               International, Inc., Technical and Business Institute of America,
               Inc., TransCor America, Inc., Concept Incorporated, and
               Correctional Services Group, Inc.

23*            Consent of Arthur Andersen LLP.

24*            Power of Attorney (Included on signature page).

27*            Financial Data Schedule (for SEC use only).


------------------------

(1) Incorporated herein by reference to exhibit of same number to Company's Registration Statement on Form S-1, filed August 15, 1986 (Reg. No. 33-8052).

(2) Incorporated herein by reference to exhibit of same number to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed September 19, 1986 (Reg. No. 33-8052).

(3) Incorporated herein by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1986 (File No. 0-15719).

(4) Incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement relating to the 1988 Annual Meeting of Stockholders (File No. 0-15719).

(5) Incorporated herein by reference to Exhibit B to the Company's definitive Proxy Statement relating to the 1988 Annual Meeting of Stockholders (File No. 0-15719).

(6) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1988 (File No. 0-15719).

(7) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1989 (File No. 0-15719).

(8) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1991 (File No. 0-15719).

(9) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1992 (File No. 0-15719).

(10) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1993 (File No. 0-15719).

(11) Incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed June 30, 1994 (File No. 0-15719).

(12) Incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed June 30, 1994 (File No. 0-15719).

(13) Incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-K filed June 30, 1994 (File No. 0-15719).

(14) Incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed June 30, 1994 (File No. 0-15719).

(15) Incorporated herein by reference to Exhibit 3 to the Company's Report on Form 8-K filed June 30, 1994 (File No. 0-15719).

(16) Incorporated herein by reference to Exhibit 3 to the Company's Report on Form 8-K filed January 12, 1995 (File No. 1-13560).

(17) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report on Form 10-K with respect to the fiscal year ended December 31, 1994 (File No. 1-13560).

(18) Incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed May 10, 1995 (File No. 1-13560).

(19) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed July 20, 1995 (Reg. No. 33-61173).

(20) Incorporated herein by reference to Exhibit 1 the Company's Report on Form 8-K filed August 31, 1995 (File No. 1-13560).

(21) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report in Form 10-K with respect to the fiscal year ended December 31, 1995 (File No. 1-13560).

(22) Incorporated herein by reference to exhibit of the same number to the Company's Annual Report in Form 10-K with respect to the fiscal year ended December 31, 1996 (File No. 1-13560).

(23) Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-3 (Commission File No. 333-25727-01) Amendment No. 4 (Filed July 9, 1997).

(24) Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Commission File No. 333-25727-01) Amendment No. 4 (Filed July 9, 1997).

(25) Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Commission File No. 333-25727-01) Amendment No. 4 (Filed July 9, 1997).

(26) Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Commission File No. 333-25727-01) Amendment No. 4 (Filed July 9, 1997).

(27) Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-3 (Commission File No. 333-25727-01) Amendment No. 4 (Filed July 9, 1997).

(28) Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-3 (Commission File No. 333-25727-01) Amendment No. 4 (Filed July 9, 1997).

(29) Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-B filed July 10, 1997 (File No. 1-13560).

(30) Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-B filed July 10, 1997 (File No. 1-13560).

(31) Incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-3 (Commission File Number 333-43935-01) (Filed January 9, 1998).

(32) Incorporated herein by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-3 (Commission File Number 333-43935-01) (Filed January 9, 1998).

(33) Incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form S-3 (Commission File No. 333-25727-01) Amendment No. 4 (Filed July 9, 1997).

(34) Incorporated herein by reference to Appendix B to the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

(35) Incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.