Form 10-Q
period 1998-03-31
CORRECTIONS CORPORATION OF AMERICA
filed 1998-05-15
CIK 739404

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSACTION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER:  1-13560


                       CORRECTIONS CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)

            TENNESSEE                                    62-1156308
----------------------------------------     ----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

        10 BURTON HILLS BOULEVARD
          NASHVILLE, TENNESSEE                            37215
----------------------------------------     ----------------------------------
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
Yes   X      No
     ---        ---
                                   80,306,860
-------------------------------------------------------------------------------
      (Outstanding shares of the issuer's common stock as of May 1, 1998.)

                       CORRECTIONS CORPORATION OF AMERICA

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      INDEX



                                                                               Page
                                                                              Number
                                                                              ------
PART I. FINANCIAL INFORMATION:

  Item 1.    Financial Statements

             Consolidated Balance Sheets
             March 31, 1998 (Unaudited) and December 31, 1997                     3

             Consolidated Statements of Operations
             Three months ended March 31, 1998 and 1997
             (Unaudited)                                                          4

             Consolidated Statements of Cash Flows
             Three months ended March 31, 1998 and 1997
             (Unaudited)                                                        5-6

             Notes to Consolidated Financial Statements
             (Unaudited)                                                          7

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                8-10

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk           10


PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings                                                   11

  Item 2.    Changes in Securities and Use of Proceeds                           11

  Item 3.    Defaults Upon Senior Securities                                     11

  Item 4.    Submission of Matters to a Vote of Security Holders                 11

  Item 5.    Other Information                                                   11

  Item 6.    Exhibits and Reports on Form 8-K                                    11

PART I.  FINANCIAL INFORMATION

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     March 31,   December 31,
                                                       1998          1997
                                                    -----------  ------------
ASSETS                                              (Unaudited)
------

Current assets:
   Cash, cash equivalents and restricted cash        $ 123,947    $ 136,147
   Accounts receivable, net of allowances              100,083       89,822
   Prepaid expenses                                      4,326        4,868
   Other                                                 3,231        2,585
                                                     ---------    ---------

      Total current assets                             231,587      233,422

Property and equipment, net                            298,321      266,493
Other long-term assets:
   Notes receivable                                     58,095       59,264
   Investment in direct financing leases                89,169       90,184
   Deferred tax assets                                  10,569       10,195
   Other assets                                         39,994       38,382
                                                     ---------    ---------

                                                     $ 727,735    $ 697,940
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                  $  19,683    $  32,094
   Accrued salaries and wages                            9,219        9,778
   Income taxes payable                                  4,608       14,128
   Deferred tax liabilities                                364        1,229
   Other accrued expenses                               24,835       20,361
   Current portion of long-term debt                     5,840        5,847
   Current portion of deferred gain on real estate      13,223       13,223
                                                     ---------    ---------

       Total current liabilities                        77,772       96,660

Long-term debt, net of current portion                 165,671      127,075
Deferred gain on real estate transactions              119,278      122,529
Other noncurrent liabilities                                 0        3,600
                                                     ---------    ---------

       Total liabilities                               362,721      349,864
                                                     ---------    ---------

Stockholders' equity:
   Preferred stock                                         380          380
   Common stock                                         80,668       80,230
   Additional paid-in capital                          223,325      215,833
   Retained earnings                                    78,583       92,475
   Treasury stock, at cost                             (17,942)     (40,842)
                                                     ---------    ---------

      Total stockholders' equity                       365,014      348,076
                                                     ---------    ---------

                                                     $ 727,735    $ 697,940
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

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                               Three months ended
                                                    March 31
                                              --------------------
                                                 1998        1997
                                              ---------    -------
Revenues                                      $ 141,298    $91,838

Expenses:
   Operating                                     99,719     63,014
   Lease                                         11,095      1,102
   General and administrative                     4,953      3,398
   Depreciation and amortization                  3,388      3,923
                                              ---------    -------

   Total expenses                               119,155     71,437
                                              ---------    -------

Operating income                                 22,143     20,401
Interest (income) expense, net                   (2,791)       498
                                              ---------    -------


Income before income taxes                       24,934     19,903
Provision for income taxes                        6,491      7,908
                                              ---------    -------

Net income                                    $  18,443    $11,995
                                              =========    =======


Net income per common share:
   Basic                                      $    0.23    $  0.16
                                              =========    =======

   Diluted                                    $    0.21    $  0.14
                                              =========    =======

Weighted average common shares outstanding:
   Basic                                         79,488     75,601
                                              =========    =======

   Diluted                                       90,436     89,659
                                              =========    =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                           Three months ended
                                                                                March 31
                                                                         ----------------------
                                                                            1998         1997
                                                                         ---------    ---------
Cash Flows from Operating Activities:
   Net income                                                            $  18,443    $  11,995
   Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
          Depreciation and amortization                                      3,388        3,923
          Deferred and other noncash income taxes                            2,612        2,329
          Other noncash items                                                  122           92
          Gain on disposal of assets                                            --          (20)
          Equity in earnings of unconsolidated entities                       (350)        (252)
          Recognized gain on real estate transactions                       (3,251)          --
          Changes in assets and liabilities:
               Accounts receivable                                          (9,334)      30,830
               Prepaid expenses                                                542       (1,204)
               Other current assets                                           (646)        (795)
               Accounts payable                                            (12,411)       2,990
               Income taxes payable                                         (9,520)       4,615
               Accrued expenses and other liabilities                          315        4,759
                                                                         ---------    ---------

                   Net cash provided by (used in) operating activities     (10,090)      59,262
                                                                         ---------    ---------

Cash Flows from Investing Activities:
   Additions of property and equipment                                     (69,918)     (70,919)
   Decrease in restricted cash                                                  --        1,365
   Increase in other assets                                                 (2,697)      (6,165)
   Proceeds from disposals of assets                                        36,132            8
   Increase in direct financing leases                                          --      (55,850)
   Payments received on direct financing leases and notes
     receivable                                                              1,257          215
                                                                         ---------    ---------

                   Net cash used in investing activities                   (35,226)    (131,346)
                                                                         ---------    ---------

Cash Flows from Financing Activities:
   Payments on long-term debt                                                  (11)      (2,476)
   Proceeds from line of credit, net                                        40,000       74,000
   Payment of debt issuance costs                                               --         (248)
   Proceeds from exercise of stock options and warrants                        727          992
   Purchase of treasury stock                                               (7,600)          --
                                                                         ---------    ---------

                    Net cash provided by financing activities               33,116       72,268
                                                                         ---------    ---------

Net increase (decrease) in cash                                            (12,200)         184

   CASH AND CASH EQUIVALENTS, beginning of period                          136,147        4,832
                                                                         ---------    ---------

   CASH AND CASH EQUIVALENTS, end of period                              $ 123,947    $   5,016
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

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                             Three months ended
                                                                                  March 31
                                                                             -----------------
                                                                               1998      1997
                                                                             --------    -----
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:

       Interest (net of amounts capitalized)                                 $    167    $ 840
                                                                             ========    =====

       Income taxes                                                          $ 13,403    $ 609
                                                                             ========    =====

Supplemental Schedule of Noncash Investing and Financing
   Activities:

   The Company acquired treasury stock and issued common stock through the exercise of stock options:
           Common stock                                                           374    $ 134
           Additional paid-in capital                                           3,073      411
           Retained earnings                                                     (114)      --
           Treasury stock, at cost                                             (3,333)    (545)
                                                                             --------    -----
                                                                             $     --    $  --
                                                                             ========    =====

   Long term debt was converted into common stock:
           Other assets                                                      $      5    $  15
           Long-term debt                                                      (1,400)    (900)
           Common stock                                                            51      531
           Additional paid-in capital                                              32      354
           Retained earnings                                                  (31,500)      --
           Treasury stock                                                      32,812       --
                                                                             --------    -----
                                                                             $     --    $  --
                                                                             ========    =====

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of March 31, 1998, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997, have been prepared by the Company in accordance with the accounting policies described in its 1997 Annual Report and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations and changes in cash flows at March 31, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

2.       NEW PRONOUNCEMENT

         In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. In accordance with the provisions of SOP 98-5, the Company will adopt the new accounting method as of January 1, 1999 by recording a cumulative effect of a change in accounting principle. As of March 31, 1998, the Company's deferred start-up costs totaled $20,859,000.


3.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No.130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is substantially equivalent to net income for the three months ended March 31, 1998 and 1997.

4.       SUBSEQUENT EVENTS

         On April 17, 1998, the Company acquired all of the outstanding capital stock of eight subsidiaries of U.S. Corrections Corporation ("USCC") (the "USCC Acquisition"). By virtue of the USCC Acquisition, the Company acquired contracts to manage four currently operating facilities in Kentucky, each of which is owned by CCA Prison Realty Trust ("Prison Realty"), as well as one each in Florida and Texas, each of which is owned by governmental entities of Florida and Texas, respectively. The Company, or one of its affiliates, currently leases the four Kentucky facilities from Prison Realty, or one of its affiliates, pursuant to the terms of that certain Master Agreement to Lease dated July 18, 1997, between the Company and Prison Realty (the "Master Lease"). The Company also acquired by virtue of the USCC Acquisition the right to enter into contracts to manage two facilities currently under construction that are located in North Carolina and owned by Prison Realty. The Company expects to lease these two facilities from Prison Realty pursuant to the terms and conditions of the Master Lease. The total number of beds currently operating or under construction under all of such management contracts hereinbefore discussed equals 5,743.

         On April 18, 1998, the Company signed a definitive agreement to merge with Prison Realty in a transaction that will give the shareholders of the Company the right to receive 0.875 Prison Realty common shares for every share of Company common stock. Prison Realty will operate as a real estate investment trust and the merger is expected to be consummated on or about January 1, 1999, subject to customary conditions, including approvals by regulatory and governmental agencies and the shareholders of both companies.

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


         RESULTS OF OPERATIONS


         REVENUES AND OPERATING EXPENSES

         Revenues for the first quarter of 1998 increased 54% over the comparable period of 1997. Management revenues increased $48.9 million or 55%, and transportation revenues increased $531,000 or 19%, in the first three months of 1998 as compared to the same period in 1997. The increase in management revenues was primarily due to a 53% increase in compensated mandays. During the first quarter of 1998, the Company opened two new facilities totaling 2,000 beds and also realized the full period effect of 14,800 beds brought on line over the course of 1997. Transportation revenues increased as a result of continued expansion of the customer base and increased utilization of three new hubs opened in 1997.

         Operating expenses for the first quarter of 1998 increased 58% over the comparable quarter in 1997. This increase was due to the increased compensated mandays and compensated mileage that the Company realized in 1998 as previously mentioned. As a percentage of revenues, operating expenses increased to 70.6% for the first quarter of 1998 from 68.6% for the same period in 1997. The operating expense percentage was lower for the first quarter of 1997 due to revenues being higher for certain new facilities with guaranteed minimums. Operating expenses in the first quarter of 1998 were more in line with the fourth quarter of 1997, or 70.7%, which is reflective of normalized operations.

         Lease expense increased significantly as a result of the lease agreements that the Company entered into with Prison Realty in 1997 and 1998. As of the first quarter 1998, the Company had entered into sale/leaseback agreements with Prison Realty on 13 facilities.

         General and administrative expenses increased 46% for the first quarter of 1998 as compared to the first quarter of 1997. The increase was due to the expanded activity and staffing necessary to administer the increased beds under management. Even though they increased in amount, general and administrative expenses decreased as a percentage of revenues to 3.5% in the first quarter of 1998 from 3.7% during the comparable period in 1997.

         Depreciation and amortization for the first quarter of 1998 decreased 14% as compared to the first quarter of 1997. This decrease was primarily due to the sale of the 13 facilities to Prison Realty during 1997 and early 1998.

         OTHER EXPENSES

         Interest expense, net for the first quarter of 1998 was actually interest income of $2.8 million. This change to interest income was primarily the result of the sale of facilities to Prison Realty which allowed the Company to benefit from interest earnings on its increased cash balances.

         INCOME TAXES

         The Company's effective tax rate decreased from 39.7% in the first quarter of 1997 to 26.0% in the first quarter of 1998. The decrease is due to the recognition of certain tax strategies implemented in conjunction with the sale/leaseback of facilities to Prison Realty in 1997 and 1998. The Company is recognizing these benefits over the next four years which should result in maintaining a consistent effective tax rate.


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's business is capital intensive in relation to the development of a correctional facility. The Company's efforts to obtain contracts, construct additional facilities and maintain its day-to-day operations have required the continued acquisition of funds through the sale of capital stock, subordinated convertible notes and senior secured debt, through the issuance of taxable and tax-exempt bonds, by bank borrowings, by assisting governmental agencies in the issuance of municipal bonds and most recently through the sale and leaseback of certain correctional facilities to Prison Realty.

         Cash flows from operations, calculated on an EBITDA basis, for the first quarter of 1998 was $122,543,000 as compared to $75,360,000 in the first quarter of 1997. The Company has strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment.

         The Company has a revolving credit facility with a group of banks which matures in September, 1999. The credit facility provides for borrowings of up to $170,000,000 for general corporate purposes and letters of credit. The credit facility bears interest, at the election of the Company, at either the bank's prime rate or a rate which is .5% above the applicable 30, 60, or 90 day LIBOR rate. Interest is payable quarterly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR based loans. There are no prepayment penalties associated with the credit facility. The credit facility requires the Company, among other things, to maintain certain leverage and debt service coverage ratios. The facility also limits certain payments and distributions. As of March 31, 1998, there was $110,000,000 borrowed under this facility. Letters of credit totaling $1,600,000 had been issued leaving the total unused commitment at $58,400,000.

         The Company also has a $2,500,000 credit facility with a bank that provides for the issuance of letters of credit and matures in September, 1999. As of March 31, 1998 there were $1,625,000 in letters of credit issued, leaving the unused commitment at $875,000.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II - OTHER INFORMATION



Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            A.    Exhibits

                           10.1 Lease Agreement between the Company and CCA Prison Realty Trust with respect to the Davis Correctional Facility (previously filed as
                                  Exhibit 10.30 to the Company's Registration
                                  Statement on Form S-3 (Commission File Number 333-43935-01) filed January 9, 1998 and incorporated herein by reference).

                           10.2 Exercise Agreement, dated as of December 11, 1997, by and between the Company and CCA Prison Realty Trust with respect to the Cimarron Correctional Facility (previously filed as Exhibit 10(ee) to CCA Prison Realty Trust's Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).


                           10.3 Exercise Agreement, dated as of January 5, 1998, by and between the Company and CCA Prison Realty Trust with respect to the Davis Correctional Facility (previously filed as
                                  Exhibit 10(ff) to CCA Prison Realty Trust's
                                  Annual Report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

                           27  -  Financial Data Schedule (for SEC use only)

            B.    Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    CORRECTIONS CORPORATION OF AMERICA
    Registrant


       May 15, 1998                                    /s/ Darrell K. Massengale
----------------------------              --------------------------------------
           Date                                            Darrell K. Massengale
                                                         Chief Financial Officer
                                                            Secretary, Treasurer
                                                    Principal Accounting Officer