Form 10-Q/A
period 1998-03-31
CORRECTIONS CORPORATION OF AMERICA
filed 1998-06-05
CIK 739404

                                  FORM 10-Q/A

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
Yes   X      No
     ---        ---
                                   80,445,898
-------------------------------------------------------------------------------
     (Outstanding shares of the issuer's common stock as of June 1, 1998.)

                       CORRECTIONS CORPORATION OF AMERICA

           FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         Cash flows from operations, calculated on an EBITDA basis, for the first quarter of 1998 was $25,531,000 as compared to $24,324,000 in the first quarter of 1997. The Company has strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment.

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

                        *27     Financial Data Schedule (for SEC use only)

                         27.1 Restated Financial Data Schedule for the quarter ended March 31, 1997 (for SEC use only)

            ---------
            * Previously filed


            B.    Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


    CORRECTIONS CORPORATION OF AMERICA
    Registrant


       June 5, 1998                                    /s/ Darrell K. Massengale
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