Form 10-Q
period 1998-06-30
CORRECTIONS CORPORATION OF AMERICA
filed 1998-08-14
CIK 739404

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSACTION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER: 1-13560
                                                ---------

                       CORRECTIONS CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                TENNESSEE                               62-1156308
----------------------------------------     -----------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)

        10 BURTON HILLS BOULEVARD
          NASHVILLE, TENNESSEE                            37215
----------------------------------------     -----------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (615) 263-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------
                (Former name, address and fiscal year if changed
                              since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ------      ------

                                   80,523,735
--------------------------------------------------------------------------------
               (Outstanding shares of the issuer's common stock as
                              of August 1, 1998)

                       CORRECTIONS CORPORATION OF AMERICA

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      INDEX



                                                                                                                  Page
PART I. FINANCIAL INFORMATION:                                                                                   Number
                                                                                                                 ------

  Item 1.    Financial Statements

             Consolidated Balance Sheets
             June 30, 1998 (Unaudited) and December 31, 1997                                                         3

             Consolidated Statements of Operations
             Three months ended June 30, 1998 and 1997
             (Unaudited)                                                                                             4

             Consolidated Statements of Operations
             Six months ended June 30, 1998 and 1997
             (Unaudited)                                                                                             5

             Consolidated Statements of Cash Flows
             Six months ended June 30, 1998 and 1997
             (Unaudited)                                                                                           6-7

             Notes to Consolidated Financial Statements
             (Unaudited)                                                                                          8-10

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                                 10-13

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                              13


PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                                      14

  Item 2.    Changes in Securities and Use of Proceeds                                                              14

  Item 3.    Defaults Upon Senior Securities                                                                        14

  Item 4.    Submission of Matters to a Vote of Security Holders                                                 14-15

  Item 5.    Other Information                                                                                      15

  Item 6.    Exhibits and Reports on Form 8-K                                                                       15

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            June 30,         December 31,
                                                              1998               1997
                                                           ---------          ---------
                                                          (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                               $ 133,455          $ 136,147
   Accounts receivable, net of allowances                    115,712             89,822
   Prepaid expenses                                            7,374              4,868
   Other                                                       3,207              2,585
                                                           ---------          ---------

      Total current assets                                   259,748            233,422

Property and equipment, net                                  432,785            266,493
Other long-term assets:
   Notes receivable                                           57,661             59,264
   Investment in direct financing leases                      76,024             90,184
   Deferred tax assets                                        12,946             10,195
   Other assets                                               56,437             38,382
                                                           ---------          ---------
                                                           $ 895,601          $ 697,940
                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $  63,737          $  32,094
   Accrued salaries and wages                                 11,699              9,778
   Income taxes payable                                        3,875             14,128
   Deferred tax liabilities                                    1,799              1,229
   Other accrued expenses                                     25,157             20,361
   Current portion of long-term debt                           5,841              5,847
   Current portion of deferred gain on real estate            13,223             13,223
                                                           ---------          ---------
       Total current liabilities                             125,331             96,660

Long-term debt, net of current portion                       265,659            127,075
Deferred gain on real estate transactions                    117,459            122,529
Other noncurrent liabilities                                      --              3,600
                                                           ---------          ---------
       Total liabilities                                     508,449            349,864
                                                           ---------          ---------

Stockholders' equity:
   Preferred stock                                               376                380
   Common stock                                               80,927             80,230
   Additional paid-in capital                                224,402            215,833
   Retained earnings                                          99,670             92,475
   Treasury stock, at cost                                   (18,223)           (40,842)
                                                           ---------          ---------
      Total stockholders' equity                             387,152            348,076
                                                           ---------          ---------
                                                           $ 895,601          $ 697,940
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

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                           Three months ended
                                                                June 30
                                                    ---------------------------
                                                       1998              1997
                                                    ---------          --------
Revenues                                            $ 164,071          $107,024

Expenses:
   Operating                                          114,623            77,978
   Lease                                               13,841             1,194
   General and administrative                           5,510             3,874
   Depreciation and amortization                        3,899             4,007
                                                    ---------          --------
   Total expenses                                     137,873            87,053
                                                    ---------          --------
Operating income                                       26,198            19,971
Interest (income) expense, net                         (2,420)              854
                                                    ---------          --------

Income before income taxes                             28,618            19,117
Provision for income taxes                              7,530             7,505
                                                    ---------          --------
Net income                                          $  21,088          $ 11,612
                                                    =========          ========




Net income per common share:
   Basic                                            $     .26          $    .15
                                                    =========          ========
   Diluted                                          $     .24          $    .13
                                                    =========          ========
Weighted average common shares outstanding:
   Basic                                               80,356            76,230
                                                    =========          ========
   Diluted                                             90,064            90,211
                                                    =========          ========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                           Six months ended
                                                               June 30
                                                    ---------------------------
                                                       1998              1997
                                                    ---------          --------
Revenues                                            $ 305,369          $198,862

Expenses:
   Operating                                          214,342           140,992
   Lease                                               24,936             2,296
   General and administrative                          10,463             7,272
   Depreciation and amortization                        7,287             7,930
                                                    ---------          --------
   Total expenses                                     257,028           158,490
                                                    ---------          --------
Operating income                                       48,341            40,372
Interest (income) expense, net                         (5,211)            1,352
                                                    ---------          --------

Income before income taxes                             53,552            39,020
Provision for income taxes                             14,021            15,413
                                                    ---------          --------
Net income                                          $  39,531          $ 23,607
                                                    =========          ========

Net income per common share:
   Basic                                            $     .49          $    .31
                                                    =========          ========
   Diluted                                          $     .44          $    .27
                                                    =========          ========
Weighted average common shares outstanding:
   Basic                                               79,924            75,917
                                                    =========          ========
   Diluted                                             90,252            89,937
                                                    =========          ========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                            Six months ended
                                                                                 June 30
                                                                      ----------------------------
                                                                         1998               1997
                                                                      ---------          ---------
Cash Flows from Operating Activities:
   Net income                                                         $  39,531          $  23,607
   Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                   7,287              7,930
          Deferred and other noncash income taxes                         1,818              2,029
          Other noncash items                                               243                183
          Loss on disposal of assets                                          2                 86
          Equity in earnings of unconsolidated entities                    (544)              (313)
          Recognized gain on real estate transactions                    (5,070)                --
          Changes in assets and liabilities, net of acquisition:
               Accounts receivable                                      (24,253)            16,605
               Prepaid expenses                                          (2,367)            (3,973)
               Other current assets                                        (622)            (1,334)
               Accounts payable                                          31,248             34,386
               Income taxes payable                                     (10,253)            11,220
               Accrued expenses and other liabilities                     1,705              8,789
                                                                      ---------          ---------
                   Net cash provided by operating activities             38,725             99,215
                                                                      ---------          ---------
Cash Flows from Investing Activities:
   Additions of property and equipment                                 (189,225)          (148,188)
   Decrease in restricted cash                                               --              2,851
   Increase in other assets                                             (12,414)           (10,864)
   Acquisition of USCC subsidiaries, net of cash acquired                (9,341)                --
   Investment in affiliates, net                                           (157)                --
   Proceeds from disposals of assets                                     36,132                 14
   Increase in direct financing leases                                       --            (55,850)
   Payments received on direct financing leases and notes receivable      2,627              1,133
                                                                      ---------          ---------
                   Net cash used in investing activities               (172,378)          (210,904)
                                                                      ---------          ---------

Cash Flows from Financing Activities:
   Payments on long-term debt                                               (22)            (4,655)
   Proceeds from line of credit, net                                    140,000            119,500
   Payment of debt issuance costs                                        (2,925)              (495)
   Proceeds from exercise of stock options and warrants                   1,508              1,843
   Purchase of treasury stock                                            (7,600)                --
                                                                      ---------          ---------
                    Net cash provided by financing activities           130,961            116,193
                                                                      ---------          ---------
Net increase (decrease) in cash                                          (2,692)             4,504

CASH AND CASH EQUIVALENTS, beginning of period                          136,147              4,832
                                                                      ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                              $ 133,455          $   9,336
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

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                             Six months ended
                                                                                                  June 30
                                                                                         -------------------------
                                                                                           1998             1997
                                                                                         --------          -------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:

       Interest (net of amounts capitalized)                                             $  2,921          $ 3,102
                                                                                         ========          =======
       Income taxes                                                                      $ 22,231          $ 1,492
                                                                                         ========          =======
Supplemental Schedule of Noncash Investing and Financing
   Activities:

   The Company acquired treasury stock and issued common stock through the exercise of stock options:
           Common stock                                                                  $    398          $   494
           Additional paid-in capital                                                       3,331            2,736
           Retained earnings                                                                 (114)            (829)
           Treasury stock, at cost                                                         (3,615)          (2,401)
                                                                                         --------          -------
                                                                                         $     --          $    --
                                                                                         ========          =======

   Long term debt was converted into common stock:
           Other assets                                                                  $      5          $    15
           Long-term debt                                                                  (1,400)            (900)
           Common stock                                                                        51              531
           Additional paid-in capital                                                          32              354
           Retained earnings                                                              (31,500)              --
           Treasury stock                                                                  32,812               --
                                                                                         --------          -------
                                                                                         $     --          $    --
                                                                                         ========          =======

   The Company converted a facility from investment in direct financing lease to property and equipment by acquiring the equity in the facility from the leasing entity:
           Accounts receivable                                                           $  3,500
           Property and equipment                                                         (16,207)         $    --
           Investment in direct financing leases                                           12,707               --
                                                                                         --------          -------
                                                                                         $     --          $    --
                                                                                         ========          =======

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheets as of June 30, 1998 and December 31, 1997, the consolidated statements of operations for the quarters ended June 30, 1998 and 1997, and the consolidated statements of operations and cash flows for the six month periods ended June 30, 1998 and 1997, have been prepared by the Company in accordance with the accounting policies described in its 1997 Annual Report on Form 10-K and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1998, are not necessarily indicative of the operating results for the full year.


2.       ACQUISITIONS

         In April 1998, the Company acquired all of the outstanding capital stock of eight subsidiaries of U.S. Corrections Corporation ("USCC") (the "USCC Acquisition") for approximately $10,000,000, less cash acquired. By virtue of the USCC Acquisition, the Company acquired contracts to manage four currently operating facilities in Kentucky, each of which is owned by CCA Prison Realty Trust ("Prison Realty"), as well as one each in Florida and Texas, each of which is owned by governmental entities of Florida and Texas, respectively. The Company, or one of its affiliates, currently leases the four Kentucky facilities from Prison Realty, or one of its affiliates, pursuant to the terms of that certain Master Agreement to Lease dated July 1997, between the Company and Prison Realty (the "Master Lease"). The Company also acquired by virtue of the USCC Acquisition the right to enter into contracts to manage two facilities currently under construction that are located in North Carolina and owned by Prison Realty. The Company expects to lease these two facilities from Prison Realty pursuant to the terms and conditions of the Master Lease. The total number of beds currently operating or under construction under all of the aforementioned management contracts equals 5,743.

         In April 1998, the Company acquired a 376-bed correctional facility from a governmental entity for $18,389,000 and assumed management of the facility.

         In May 1998, in consideration for relinquishing its right to purchase a facility, the Company agreed to pay a governmental agency $3,500,000. As a result, the Company converted the facility from a direct financing lease to property and equipment. In lieu of a cash payment, the entity agreed to utilize a credit for management revenue billings beginning in July 1998 until the credit is exhausted.

3.       LONG-TERM DEBT

         The Company increased its revolving credit facility to $350,000,000 in June 1998. The facility matures in September 1999 and bears interest, at the election of the Company, at either the bank's prime rate or a rate which is 1.25% above the applicable 30, 60, or 90 day LIBOR rate. As of June 30, 1998, there was $210,000,000 borrowed under this facility. Letters of credit totaling $3,400,000 had been issued leaving the total unused commitment at $136,600,000.

4.       MERGER

         In April 1998, the Company signed a definitive agreement to merge with Prison Realty in a transaction that will give the shareholders of the Company the right to receive 0.875 Prison Realty common shares for every share of Company common stock. Prison Realty will operate as a real estate investment trust and the merger is expected to be consummated on or about January 1, 1999, subject to customary conditions, including approvals by certain regulatory agencies and the shareholders of both companies.

5.       EARNINGS PER SHARE

         The Company adopted the provisions of SFAS 128, "Earnings Per Share" effective December 31, 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants. All earnings per share amounts presented herein have been restated to reflect the adoption of SFAS No. 128.

         In computing diluted earnings per common share, the Company's stock warrants and stock options are considered dilutive using the treasury stock method, and the Series B convertible preferred stock and the 8.5% convertible subordinated notes are considered dilutive using the if-converted method. The following table presents information necessary to calculate diluted earnings per share for the second quarter and six months ended June 30:

                                                                           Three months ended
                                                                                 June 30
                                                                         -----------------------
                                                                           1998            1997
                                                                         -------         -------


         Net Income                                                      $21,088         $11,612
         Interest expense applicable to convertible subordinated
           notes, net of tax                                                 147             173
                                                                         -------         -------
         Adjusted net income                                             $21,235         $11,785
                                                                         =======         =======

         Weighted average common shares outstanding                       80,356          76,230
         Effect of dilutive options and warrants                           4,543           8,264
         Conversion of preferred stock                                       730              --
         Conversion of convertible subordinated notes                      4,435           5,717
                                                                         -------         -------
         Adjusted diluted common shares outstanding                       90,064          90,211
                                                                         -------         -------
         Diluted earnings per share                                      $   .24         $   .13
                                                                         =======         =======

                                                                            Six months ended
                                                                                 June 30
                                                                         -----------------------
                                                                           1998            1997
                                                                         -------         -------


         Net Income                                                      $39,531         $23,607
         Interest expense applicable to convertible subordinated
           notes, net of tax                                                 307             351
                                                                         -------         -------
         Adjusted net income                                             $39,838         $23,958
                                                                         =======         =======

         Weighted average common shares outstanding                       79,924          75,917
         Effect of dilutive options and warrants                           4,828           8,303
         Conversion of preferred stock                                       732              --
         Conversion of convertible subordinated notes                      4,768           5,717
                                                                         -------         -------
         Adjusted diluted common shares outstanding                       90,252          89,937
                                                                         -------         -------
         Diluted earnings per share                                      $   .44         $   .27
                                                                         =======         =======


6.       NEW PRONOUNCEMENT

         In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. In accordance with the provisions of SOP 98-5, the Company will adopt the new accounting method as of January 1, 1999 by recording a cumulative effect of a change in accounting principle. As of June 30, 1998, the Company's deferred start-up costs totaled $23,258,000.

7.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No.130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is substantially equivalent to net income for the quarters ended and six months ended June 30, 1998 and 1997.


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

         RESULTS OF OPERATIONS

         REVENUES AND OPERATING EXPENSES

         Revenues for the second quarter and first half of 1998 increased 53% and 54%, respectively, over the comparable periods of 1997. Management revenues increased $56,447,000 and $105,368,000 for the second quarter and first half of 1998, respectively, as compared to the same periods of 1997. The increase in management revenues was due to compensated mandays increasing by 56% and 54%, respectively, over the comparable periods of 1997. In April 1998, the Company acquired all of the issued and outstanding capital stock of eight corporate subsidiaries of USCC. By virtue of the USCC Acquisition, the Company acquired contracts to manage four currently operating facilities in Kentucky, each of which is owned by Prison Realty, as well as one facility in Florida and one in Texas, each of which is owned by governmental entities of Florida and Texas respectively. The USCC Acquisition resulted in a total of 3,181 beds brought on line in the second quarter of 1998. The Company also acquired a 376-bed facility from a governmental entity, expanded three existing facilities totaling 635 beds and opened a 1,440-bed facility for a cumulative total of 5,632 new beds added during the second quarter of 1998. These beds were in addition to the 2,381 beds brought on line in the first quarter of 1998 and resulted in the Company cumulatively adding 8,013 beds during the first half of 1998. Transportation revenues increased $600,000 and $1,140,000, respectively, for the second quarter and first quarter of 1998 over the same relative time periods of 1997. These increases were a result of continued expansion of the customer base and increased utilization of three hubs opened in 1997.

         Operating expenses for the second quarter and first half of 1998 increased 47% and 52%, respectively, over the comparable periods of 1997. This increase was due to the increased compensated mandays and compensated mileage that the Company realized in the second quarter and first half of 1998 as previously mentioned. While operating costs increased in volume, management operating costs per compensated manday decreased to $29.46 for the second quarter of 1998 as compared to $30.51 for the second quarter of 1997. The cost per compensated mandays has decreased due to the continued focus on cost containment and economies of scale realized with the opening of larger facilities and expansions of existing facilities.

         General and administrative expenses for the second quarter and first half of 1998 increased 42% and 44%, respectively, over the comparable periods of 1997. However, as a percentage of revenues, general and administrative expenses declined to 3.4% for the second quarter and first half of 1998 as compared to 3.6% and 3.7% for the comparable periods of 1997. As the Company continues to grow, general and administrative expenses should increase in volume but continue to decrease as a percentage of revenues.

         Depreciation and amortization for the second quarter and first half of 1998 declined 3% and 8%, respectively, over the comparable periods of 1997. The decrease is primarily due to the sale of 13 facilities to Prison Realty in 1997 and 1998.

         Lease expense increased significantly in the second quarter and first half of 1998 as a result of the lease agreements that the Company entered into with Prison Realty in 1997 and 1998. As of June 30, 1998, the Company had entered into lease agreements with Prison Realty on 17 facilities, including the four USCC facilities.

         OTHER EXPENSES

         Interest expense, net, for the second quarter and first six months of 1998 was actually interest income of $2,420,000 and $5,211,000, respectively, as compared to interest expense of $854,000 and $1,352,000 in the comparable periods of 1997. This change to interest income was primarily the result of the sale of facilities to Prison Realty which allowed the Company to benefit from interest earnings on its increased cash balances.

         INCOME TAXES

         The Company's effective tax rate decreased to approximately 26% in the second quarter and first half of 1998. The decrease is due to the recognition of certain tax benefits realized in 1997 and 1998. The Company is recognizing these benefits over the next four years which should result in maintaining a consistent effective tax rate.


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

         Cash flow from operations, calculated on an EBITDA basis, for the first six months of 1998 was $55,628,000 as compared to $48,302,000 in the comparable period of 1997. The Company has strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment.

         In June 1998, the Company increased its revolving credit facility with a group of banks to $350,000,000. This facility matures in September 1999 and is used for general corporate purposes and the issuance of letters of credit. The credit facility bears interest, at the election of the Company, at either the bank's prime rate or a rate which is 1.25% above the applicable 30, 60, or 90 day LIBOR rate. Interest is payable quarterly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR based loans. There are no prepayment penalties associated with the credit facility. The credit facility requires the Company, among other things, to maintain certain net worth, leverage and debt service coverage ratios. The facility also limits certain payments and distributions. As of June 30, 1998, there was $210,000,000 borrowed under this facility. Letters of credit totaling $3,400,000 had been issued leaving the total unused commitment at $136,600,000.

         The Company also has a $2,500,000 credit facility with a bank that provides for the issuance of letters of credit and matures in September 1999. As of June 30, 1998 there were $1,595,000 in letters of credit issued, leaving the unused commitment at $905,000.

         The Company anticipates making cash investments in connection with future acquisitions and expansions. In addition, in accordance with the developing trend of private prison managers making strategic financial investments in facilities, the Company plans to use a portion of its cash to finance start-up costs, leasehold improvements and equity investments in facilities, if appropriate in connection with undertaking new contracts. The Company believes that the cash flow from operations, the availability of future capital from Prison Realty and amounts available under its credit facility will be sufficient to meet its capital requirements for the foreseeable future. Furthermore, management believes that additional resources may be available to the Company through a variety of other financing methods.

         YEAR 2000 COMPLIANCE

         In 1997, the Company made significant improvements to its computer systems, software and applications. Although the company believes that its software applications and programs are "year 2000 compliant", there can be no assurance that coding errors or other defects will not be discovered in the future. Also, the company has not initiated formal communications with any of the entities that contract with it to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own year 2000 issues. Any year 2000 compliance problem of the Company or other third parties could result in a material adverse effect on the Company's business, prospects, results of operations and financial condition.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

         PART II - OTHER INFORMATION

         Item 1.     LEGAL PROCEEDINGS

                     In April, 1998, the Company became subject to seven lawsuits brought by various shareholders of the Company and relating to the proposed merger of the Company with and into Prison Realty. All of the lawsuits were filed in Chancery Court for Davidson County in Nashville, Tennessee. The lawsuits have since been consolidated into a single lawsuit in Chancery Court for Davidson County in Nashville, Tennessee. The lawsuit names the Company and its directors as defendants. The plaintiff in the action represents a putative class of all public holders of the Company's common stock.

                     The consolidated complaint alleges, among other things, that the directors of the Company breached their fiduciary duties to the Company and/or the Company's public shareholders by approving the merger. The complaint seeks, among other things, preliminary and permanent injunctive relief prohibiting consummation of the merger as presently proposed and directing the Company or the individual defendants to adopt a procedure or process, such as an auction, to obtain the highest possible price for the Company. The complaints also seek unspecified damages, attorney's fees and other relief. The Company is contesting this action vigorously.

         Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

                     None.

         Item 3.     DEFAULT UPON SENIOR SECURITIES

                     None.

         Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     The annual meeting of shareholders of the Company was held on May 12, 1998. A total of 69,648,000 shares of the Company's common stock, constituting a quorum of those shares entitled to vote, were represented at the meeting by shareholders either present in person or by proxy. At such meeting the following seven (7) nominees for election as directors of the Company were elected without opposition, with no nominee for director receiving less that 67,858,000 votes, or 97% of the shares represented at the meeting:
                     Samuel W. Bartholomew, Jr., Thomas W. Beasley, Lucius E. Burch, III, Doctor R. Crants, Jean-Pierre Cuny, Joseph F. Johnson, Jr., and R. Clayton McWhorter. The shareholders also approved and/or ratified the following proposals presented to them pursuant to the vote totals indicated next to each item:

                 PROPOSAL                               VOTE (# OF SHARES)

                                                              FOR              AGAINST           ABSTAINED
                                                              ---              -------           ---------

         Approval of Company's Non-Employee
         Directors Compensation Plan (the "Plan")
         whereby the Non-Employee Directors' of
         the Company may elect to receive the
         cash compensation they are entitled to
         as an annual retainer for serving as a
         director of the Company in the form of
         shares of the Company's common stock.                64,429,000         5,072,000       147,000

         Ratification of the grant of an option to
         purchase 80,000 shares of the Company's
         common stock to Joseph F. Johnson, Jr., a
         director of the Company.                             54,713,000        14,694,000       240,000

         Ratification of the action of the Board of
         Directors in selecting the firm of Arthur
         Andersen LLP to be the independent auditors
         of the Company for the fiscal year ending
         December 31, 1998.                                   69,508,000            77,000        64,000

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

         a) Exhibits.

         2.1 Agreement and Plan of Merger, dated as of April 18, 1998, by and between Corrections Corporation of America, and CCA Prison Realty Trust (previously filed as Exhibit 2.1 to the Company's Report on Form 8-K filed April 22, 1998 and incorporated herein by reference).

         10.1 Amended and Restated Credit Agreement dated June 24, 1998 by and among Corrections Corporation of America as Borrower, certain subsidiaries of Borrower, certain Lenders, First Union National Bank, as the Administrative Agent for the Lenders, Canadian Imperial Bank of Commerce, as Documentation Agent, and NationsBank, N.A. as Syndication Agent.

         10.2 Corrections Corporation of America Non-Employee Director's Compensation Plan (filed as Appendix A to the Company's definitive Proxy Statement filed March 31, 1998 relating to its 1998 Annual Meeting of Shareholders and incorporated herein by reference).

         27       Financial Data Schedule (for SEC use only).

         27.1 Restated Financial Data Schedule for the quarter ended June 30, 1997 (for SEC use only).

         b) Current Reports on Form 8-K

                  Report on Form 8-K filed April 22, 1998 relating to the merger of Corrections Corporation of America with and into CCA Prison Realty Trust and the acquisition of all of the issued and outstanding capital stock of eight corporate subsidiaries of U.S. Corrections Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORRECTIONS CORPORATION OF AMERICA
                                       -----------------------------------
                                                 (Registrant)




August 14, 1998                        /s/ Darrell K. Massengale
-----------------------                -----------------------------------------
    (Date)                             Darrell K. Massengale
                                       Chief Financial Officer
                                       Secretary, Principal Accounting Officer