Form 10-K/A
period 1998-03-31
CORRECTIONS CORPORATION OF AMERICA
filed 1998-09-16
CIK 739404

 ===========================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-K/A

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-13560

                       CORRECTIONS CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)

                                AMENDMENT NO. 2

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

                               -----------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this report incorporates by reference information from the definitive Proxy Statement for the Annual Meeting of Shareholders, held on May 12, 1998.

          Index to Exhibits is located on page 2.

          This Amendment No. 2 amends the 1997 Form 10-K Annual Report (the "Form 10-K") filed on March 30, 1998 by Corrections Corporation of America, by amending the following exhibits of the Form 10-K as set forth in the pages attached hereto.

================================================================================

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Exhibits.


Exhibit 27.1    - Financial Data Schedule - For the year ended December 31, 1996
                  (for use of the Commission only)
Exhibit 27.2    - Financial Data Schedule - For the year ended December 31, 1995
                  (for use of the Commission only)


This amendment to the Company's Annual Report on Form 10-K is being filed for the purpose of filing the Company's Financial Data Schedule for the years ended December 31, 1996 and December 31, 1995 in response to FAS 128. These Financial Data Schedules are for use of the Commission only and the restated financial statements have previously been filed with the Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     CORRECTIONS CORPORATION OF AMERICA
     Registrant


       September 15, 1998                             /s/ Darrell K. Massengale
--------------------------------           ------------------------------------
            Date                                          Darrell K. Massengale
                                                        Chief Financial Officer
                                                                  and Secretary
                                                 (Principal Accounting Officer)

Exhibit Index


Exhibit 27.1    - Financial Data Schedule - For the year ended December 31, 1996
                  (for use of the Commission only)
Exhibit 27.2    - Financial Data Schedule - For the year ended December 31, 1995
                  (for use of the Commission only)