Form 10-K/A
period 1997-12-31
CORRECTIONS CORPORATION OF AMERICA
filed 1998-09-25
CIK 739404

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-K/A


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

         This Amendment No. 2 amends the 1997 Form 10-K Annual Report filed on March 30, 1998, as amended by Amendment No. 1 to the 1997 Form 10-K Annual Report filed on September 15, 1998 (the "Form 10-K"), by amending the following items as set forth in the pages attached hereto.


================================================================================

                                     PART I
ITEM 2. PROPERTIES

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

         In connection with the sale of facilities to Prison Realty, the Company and certain of its subsidiaries entered into Option Agreements pursuant to which the Company and certain of its subsidiaries granted Prison Realty exclusive options to acquire any or all of five correctional facilities until July 18, 2000 for a purchase price equal to the Company's cost of developing, constructing, and equipping such facilities plus 5% of such costs. The purchase price formula under the Option Agreements was not intended to represent fair value for any acquired facility. To date, Prison Realty has exercised its option to acquire two such facilities, the Northeast Ohio Correction Center located in Youngstown,

Ohio and the Torrance County Detention Facility located in Estancia, New Mexico, for an aggregate purchase price of $108.7 million. In addition, in connection with the sale and lease-back arrangements, the Company and Prison Realty entered into a Right to Purchase Agreement pursuant to which Prison Realty has an option to acquire at fair market value and lease-back to the Company any correctional or detention facility acquired or developed and owned by the Company in the future for a period of three years following the date inmates are first received at such facility. To date, Prison Realty has acquired two facilities, the Cimarron Correctional Facility located in Cushing, Oklahoma and the Davis Correctional Facility located in Holdenville, Oklahoma, pursuant to the Right to Purchase Agreement for an aggregate purchase price of $74.4 million.

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

         The Company anticipates making cash investments in connection with future acquisitions and expansions. In addition, in accordance with the developing trend of private prison managers toward making strategic financial investments in facilities, the Company plans to use a portion of its cash to finance start-up costs, leasehold improvements and equity investments in the facilities, if appropriate in connection with undertaking new contracts. The Company believes that the cash flow from operations, the availability of future capital from Prison Realty and amounts available under its credit facility will be sufficient to meet its capital requirements for the foreseeable future. Furthermore, management believes that additional resources may be available to the Company through a variety of other financing methods. The Company is currently undergoing routine IRS audits for certain tax years and adverse conclusions (if any) could negatively impact the Company's cash flows.

Year 2000 Disclosure

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

         (c) Certain Exhibits. See Item 14(a)(3) above.

         (d) Certain Financial Statements. See Item 14(a) (1) and (2) above.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CORRECTIONS CORPORATION OF AMERICA


Date: September 25, 1998                   By: /s/ Darrell K. Massengale
                                              ----------------------------------
                                              Darrell K. Massengale
                                              Chief Financial Officer
                                              and Secretary
                                              (Principal Accounting Officer)

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

      During the first quarter of 1995, the Company purchased the remaining 50% of CC Australia from its original joint venture partner for $3,717 cash. After consideration of several strategic alternatives related to CC Australia, the Company sold 50% of the entity to Sodexho S.A. ("Sodexho"), a French conglomerate, during the second quarter of 1995. The Company accounted for the 100% ownership period on the equity basis of accounting and recognized an after-tax gain of $783 on the sale.

      During the second and fourth quarters of 1996, the Company purchased the remaining two-thirds of UKDS from its original joint venture partners for an aggregate total of $4,504 cash. After consideration of several strategic alternatives related to UKDS, the Company sold 20% of the entity to Sodexho in December 1996 and recognized an after-tax gain of $515.
      In conjunction with this transaction, Sodexho was also provided the option to purchase an additional 30% of UKDS. In the second quarter of 1997, Sodexho exercised its option to purchase an additional 30% of UKDS, and the Company recognized an after-tax gain of $777 on the sale.

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

   During 1997, the Company granted 80 stock options to a member of the Board of Directors of the Company to purchase the Company's common stock. The options were granted with an exercise price less than the market value on the date of grant. The options are exercisable immediately. The Company is expensing the $480 of compensation over the four year anticipated service period.

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

13.INTERNATIONAL ALLIANCE

   The Company has entered into an International Alliance (the "Alliance") with Sodexho to pursue prison management business outside the United States. In conjunction with the Alliance, Sodexho purchased an equity position in the Company by acquiring several instruments. In 1994, the Company sold Sodexho 2,800 shares of common stock at $3.75 per share and a $7,000 convertible subordinated note bearing interest at 8.5%. Sodexho also received 1,100 warrants at $15.80 per warrant that expire December 1999. Each warrant entitles Sodexho to four common shares upon exercise. In consideration of the placement of the aforementioned securities, the Company agreed to pay Sodexho $3,960 over a four-year period ending in 1998. These fees include debt issuance costs and private placement equity fees. These fees have been allocated to the various instruments based on the estimated cost to the Company of raising the various components of capital and are charged to debt issuance costs or equity as the respective financings are completed. Sodexho is subject to a standstill agreement that limits their ownership to 25% in the Company and has certain preemptive rights to retain its percentage ownership.

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

16.EVENT SUBSEQUENT TO DECEMBER 31, 1997

   On January 5, 1998, the Company sold the Davis Correctional Facility, located in Holdenville, Oklahoma, to Prison Realty for $36,100. In addition, the Company received proceeds of approximately $3,000 which have been deferred and is being recognized in reductions in lease expense over 10 years. The Company will continue to operate the medium-security correctional facility under the terms of a 10-year operating lease, with terms substantially similar to those of the Leases. Annual first year rent for the facility is expected to be approximately $4,000.

Exhibit Index


Exhibit 23.1    - Consent of Independent Public Accountants