Form 10-Q/A
period 1998-06-30
CORRECTIONS CORPORATION OF AMERICA
filed 1998-09-29
CIK 739404

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                AMENDMENT NO. 1

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


         This Amendment No. 1 amends the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 1998, by amending the following item as set forth in the pages attached hereto.

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
                                                                         =======         =======


6.       NEW PRONOUNCEMENT

         In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. In accordance with the provisions of SOP 98-5, the Company will adopt the new accounting method as of January 1, 1999 by recording a cumulative effect of a change in accounting principle. As of June 30, 1998, the Company's deferred start-up costs and project development costs subject to the provisions of SOP 98-5 totaled $27,732,000.

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




September 28, 1998                     /s/ Darrell K. Massengale
-----------------------                -----------------------------------------
    (Date)                             Darrell K. Massengale
                                       Chief Financial Officer
                                       Secretary, Principal Accounting Officer