Form 10-Q
period 1998-09-30
CORRECTIONS CORPORATION OF AMERICA
filed 1998-11-16
CIK 739404

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSACTION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER: 1-13560


                       CORRECTIONS CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)

           TENNESSEE                                      62-1156308
-------------------------------                --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

        10 BURTON HILLS BOULEVARD
          NASHVILLE, TENNESSEE                               37215
----------------------------------------       --------------------------------
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

                                   84,214,275
-------------------------------------------------------------------------------

    (Outstanding shares of the issuer's common stock as of November 1, 1998.)

                       CORRECTIONS CORPORATION OF AMERICA

           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      INDEX



                                                                                    Page
PART I. FINANCIAL INFORMATION:                                                     Number
                                                                                   ------

  Item 1.    Financial Statements

             Consolidated Balance Sheets
             September 30, 1998 (Unaudited) and December 31, 1997                      3

             Consolidated Statements of Operations
             Three months ended September 30, 1998 and 1997
             (Unaudited)                                                               4

             Consolidated Statements of Operations
             Nine months ended September 30, 1998 and 1997
             (Unaudited)                                                               5

             Consolidated Statements of Cash Flows
             Nine months ended September 30, 1998 and 1997
             (Unaudited)                                                             6-7

             Notes to Consolidated Financial Statements
             (Unaudited)                                                            8-10

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                   10-14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk               14


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                        15

  Item 2.    Changes in Securities and Use of Proceeds                                15

  Item 3.    Defaults Upon Senior Securities                                          15

  Item 4.    Submission of Matters to a Vote of Security Holders                      15

  Item 5.    Other Information                                                        15

  Item 6.    Exhibits and Reports on Form 8-K                                      15-16

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

               CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      September 30,   December 31,
                                                           1998           1997
                                                      -------------   ------------
ASSETS                                                 (Unaudited)

Current assets:
   Cash and cash equivalents                            $ 27,627      $ 136,147
   Accounts receivable, net of allowances                140,291         89,822
   Prepaid expenses                                        8,032          4,868
   Other                                                   3,317          2,585
                                                        --------      ---------

      Total current assets                               179,267        233,422

Property and equipment, net                              613,892        266,493
Other long-term assets:
   Notes receivable                                        1,151         59,264
   Investment in direct financing leases                  75,217         90,184
   Deferred tax assets                                    14,627         10,195
   Other assets                                           60,773         38,382
                                                        --------      ---------

                                                        $944,927      $ 697,940
                                                        ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $ 74,299      $  32,094
   Accrued salaries and wages                             12,104          9,778
   Income taxes payable                                      614         14,128
   Deferred tax liabilities                                2,799          1,229
   Other accrued expenses                                 21,553         20,361
   Current portion of long-term debt                         108          5,847
   Current portion of deferred gain on real estate        13,294         13,223
                                                        --------      ---------

       Total current liabilities                         124,771         96,660

Long-term debt, net of current portion                   292,832        127,075
Deferred gain on real estate transactions                114,051        122,529
Other noncurrent liabilities                                  --          3,600
                                                        --------      ---------

       Total liabilities                                 531,654        349,864
                                                        --------      ---------

Stockholders' equity:
   Preferred stock                                           376            380
   Common stock                                           83,109         80,230
   Additional paid-in capital                            226,494        215,833
   Retained earnings                                     103,294         92,475
   Treasury stock, at cost                                    --        (40,842)
                                                        --------      ---------

      Total stockholders' equity                         413,273        348,076
                                                        --------      ---------

                                                        $944,927      $ 697,940
                                                        ========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                               Three months ended
                                                                  September 30
                                                           --------------------------
                                                              1998            1997
                                                           ---------       ----------

Revenues                                                   $ 179,136       $ 127,069

Expenses:
   Operating                                                 124,794          93,062
   Lease                                                      15,702           6,826
   General and administrative                                  5,720           4,267
   Depreciation and amortization                               4,386           3,011
                                                           ---------       ---------

   Total expenses                                            150,602         107,166
                                                           ---------       ---------

Operating income                                              28,534          19,903
Interest income, net                                            (112)         (1,625)
                                                           ---------       ---------


Income before income taxes                                    28,646          21,528
Provision for income taxes                                     7,544           7,863
                                                           ---------       ---------

Net income                                                 $  21,102       $  13,665
                                                           =========       =========


Net income per common share:
   Basic                                                   $    0.26       $    0.18
                                                           =========       =========

   Diluted                                                 $    0.24       $    0.15
                                                           =========       =========

Weighted average common shares outstanding:
   Basic                                                      80,970          77,721
                                                           =========       =========

   Diluted                                                    89,726          90,606
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

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                         Nine months ended
                                                                            September 30
                                                                     -------------------------

                                                                        1998            1997
                                                                     ---------       ---------

Revenues                                                             $ 484,505       $ 325,931

Expenses:
   Operating                                                           339,136         234,034
   Lease                                                                40,638           9,123
   General and administrative                                           16,183          11,558
   Depreciation and amortization                                        11,673          10,941
                                                                     ---------       ---------

   Total expenses                                                      407,630         265,656
                                                                     ---------       ---------

Operating income                                                        76,875          60,275
Interest income, net                                                    (5,323)           (273)
                                                                     ---------       ---------

Income before income taxes                                              82,198          60,548
Provision for income taxes                                              21,565          23,276
                                                                     ---------       ---------

Net income                                                           $  60,633       $  37,272
                                                                     =========       =========


Net income per common share:
   Basic                                                             $    0.76       $    0.49
                                                                     =========       =========

   Diluted                                                           $    0.68       $    0.42
                                                                     =========       =========

Weighted average common shares outstanding:
   Basic                                                                79,924          76,525
                                                                     =========       =========

   Diluted                                                              89,728          89,897
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

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                 Nine months ended
                                                                                    September 30
                                                                             -------------------------
                                                                                1998            1997
                                                                             ---------       ---------

Cash Flows from Operating Activities:
   Net income                                                                $  60,633       $  37,272
   Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                         11,673          10,941
          Deferred and other noncash income taxes                                1,186           2,153
          Other noncash items                                                      365             275
          Loss (gain) on disposal of assets                                          2          (1,244)
          Equity in earnings of unconsolidated entities                           (649)           (616)
          Recognized gain on real estate transactions                           (9,979)         (2,591)
          Changes in assets and liabilities, net of acquisitions:
               Accounts receivable                                             (50,053)         18,186
               Prepaid expenses                                                 (3,025)         (4,793)
               Other current assets                                               (732)           (651)
               Accounts payable                                                 41,810           8,411
               Income taxes payable                                            (13,514)         (3,794)
               Accrued expenses and other liabilities                           (1,494)         18,531
                                                                             ---------       ---------

                   Net cash provided by operating activities                    36,223          82,080
                                                                             ---------       ---------

Cash Flows from Investing Activities:
   Additions of property and equipment                                        (312,508)       (224,887)
   Decrease in restricted cash                                                      --           3,450
   Increase in other assets                                                    (16,340)        (13,310)
   Acquisition of USCC subsidiaries, net of cash acquired                       (9,341)             --
   Investment in affiliates, net                                                (2,891)            587
   Proceeds from disposals of assets                                            36,412         380,904
   Increase in direct financing leases                                              --         (55,850)
   Payments received on direct financing leases and notes
      receivable                                                                 3,541           2,057
                                                                             ---------       ---------

                   Net cash provided by (used in) investing activities        (301,127)         92,951
                                                                             ---------       ---------

Cash Flows from Financing Activities:
   Payments on long-term debt                                                      (45)        (57,184)
   Proceeds from line of credit, net                                           165,000          11,000
   Payment of debt issuance costs                                               (2,925)           (743)
   Payment of prepayment penalties                                                  --          (1,782)
   Proceeds from exercise of stock options and warrants                          1,954           3,043
   Purchase of treasury stock                                                   (7,600)             --
                                                                             ---------       ---------

                    Net cash provided by (used in) financing activities        156,384         (45,666)
                                                                             ---------       ---------

Net increase (decrease) in cash                                               (108,520)        129,365

CASH AND CASH EQUIVALENTS, beginning of period                                 136,147           4,832
                                                                             ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                                     $  27,627       $ 134,197
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

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                          Nine months ended
                                                                                             September 30
                                                                                      ------------------------

                                                                                        1998           1997
                                                                                      --------       --------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:

       Interest (net of amounts capitalized)                                          $  4,708       $ 10,917
                                                                                      ========       ========

       Income taxes                                                                   $ 34,927       $  5,577
                                                                                      ========       ========

Supplemental Schedule of Noncash Investing and Financing
   Activities:

   The Company acquired treasury stock and issued common stock through the exercise of stock options:
           Common stock                                                               $    422       $    669
           Additional paid-in capital                                                    3,421          4,573
           Retained earnings                                                              (115)          (830)
           Treasury stock, at cost                                                      (3,728)        (4,412)
                                                                                      --------       --------
                                                                                      $     --       $     --
                                                                                      ========       ========

   Long-term debt was converted into common stock:
           Other assets                                                               $      5       $     23
           Long-term debt                                                               (5,800)        (1,700)
           Common stock                                                                  2,063          1,003
           Additional paid-in capital                                                    1,588            674
           Retained earnings                                                           (48,885)            --
           Treasury stock, at cost                                                      51,029             --
                                                                                      --------       --------
                                                                                      $     --       $     --
                                                                                      ========       ========

   The Company converted a facility from investment in direct financing lease to property and equipment by acquiring the equity in the facility from the leasing entity:
           Accounts receivable                                                        $  3,500       $     --
           Property and equipment                                                      (16,207)            --
           Investment in direct financing leases                                        12,707             --
                                                                                      --------       --------
                                                                                      $     --       $     --
                                                                                      ========       ========

The Company acquired a facility by converting a note receivable and assuming long-term debt:
        Property and equipment                                                        $(58,487)      $     --
        Notes receivable                                                                57,624             --
        Long-term debt                                                                     863             --
                                                                                      --------       --------
                                                                                      $     --       $     --
                                                                                      ========       ========

              CORRECTIONS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheets as of September 30, 1998 and December 31, 1997, the consolidated statements of operations and cash flows for the nine month periods ended September 30, 1998 and 1997, and the consolidated statements of operations for the quarters ended September 30, 1998 and 1997 have been prepared by the Company in accordance with the accounting policies described in its 1997 Annual Report on Form 10-K, as amended, and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1998, are not necessarily indicative of the operating results for the full year.

2.       ACQUISITIONS

         In April 1998, the Company acquired all of the issued and outstanding capital stock of eight subsidiaries of U.S. Corrections Corporation ("USCC") (the "USCC Acquisition") for approximately $10,000,000, less cash acquired. By virtue of the USCC Acquisition, the Company acquired contracts to manage four currently operating facilities in Kentucky and one in North Carolina, each of which is owned by CCA Prison Realty Trust ("Prison Realty"), as well as one each in Florida and Texas, each of which is owned by governmental entities of Florida and Texas, respectively. The Company, or one of its affiliates, currently leases the four Kentucky facilities from Prison Realty, or one of its affiliates, pursuant to the terms of a master lease. The North Carolina facility currently operated by the Company is owned by Prison Realty, which leases such facility to the State of North Carolina. The Company also acquired by virtue of the USCC Acquisition the right to enter into a contract to manage a North Carolina facility owned by Prison Realty for which construction was substantially completed in November 1998. The Company expects to operate the newly completed North Carolina facility pursuant to a contract with the State of North Carolina, which will lease the facility from Prison Realty. The Company operates or will operate 5,543 beds as a result of the USCC Acquisition.

         In April 1998, the Company acquired a 376-bed correctional facility from a governmental entity for $18,389,000 and assumed management of the facility.

         In May 1998, in consideration of relinquishing its rights to purchase a facility, the Company agreed to pay a governmental agency $3,500,000. As a result, the Company converted the facility from a direct financing lease to property and equipment. In lieu of a cash payment, the entity agreed to utilize a credit for management revenue billings beginning in July 1998 until the credit is exhausted.

3.       MERGER

         On September 29, 1998 the Company entered into an Amended and Restated Agreement and Plan of Merger by and among the Company, Prison Realty, and Prison Realty Corporation ("Prison Realty Corporation") providing for the merger of the Company and Prison Realty, with Prison Realty Corporation as the surviving company (the "Merger"). This agreement amended and restated the Agreement and Plan of Merger dated April 18, 1998 previously entered into by the Company and Prison Realty regarding the Merger. In the Merger, the shareholders of the Company will receive
         0.875 share of Prison Realty Corporation common stock in exchange for each outstanding share of Company common stock they own. The Merger is expected to be completed on or about January 1, 1999, subject to customary conditions, including approval by the shareholders of the Company and Prison Realty. Prison Realty Corporation intends to operate so as to qualify as a real estate investment trust for federal income tax purposes upon completion of the Merger.

4.       EARNINGS PER SHARE

         The Company adopted the provisions of SFAS 128, "Earnings Per Share" effective December 31, 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible subordinated notes, options and warrants. All earnings per share amounts presented herein have been restated to reflect the adoption of SFAS 128.

         In computing diluted earnings per common share, the Company's stock warrants and stock options are considered dilutive using the treasury stock method, and the Series B convertible preferred stock and the 8.5% convertible subordinated notes are considered dilutive using the if-converted method. The following table presents information necessary to calculate diluted earnings per share for the third quarter and nine months ended September 30:

                                                                         Three months ended
                                                                            September 30
                                                                       --------------------

                                                                         1998         1997
                                                                       -------      --------
         Net Income                                                    $21,102      $13,665
         Interest expense applicable to convertible subordinated
           notes, net of tax                                               169          171
                                                                       -------      -------
         Adjusted net income                                           $21,271      $13,836
                                                                       =======      =======

         Weighted average common shares outstanding                     80,970       77,721
         Effect of dilutive options and warrants                         4,023        7,337
         Conversion of preferred stock                                     730           --
         Conversion of convertible subordinated notes                    4,003        5,548
                                                                       -------      -------
         Adjusted diluted common shares outstanding                     89,726       90,606
                                                                       -------      -------
         Diluted earnings per share                                    $   .24      $   .15
                                                                       =======      =======


                                                                        Nine months ended
                                                                           September 30
                                                                       --------------------

                                                                         1998         1997
                                                                       -------      -------
         Net Income                                                    $60,633      $37,272
         Interest expense applicable to convertible subordinated
           notes, net of tax                                               542          706
                                                                       -------      -------
         Adjusted net income                                           $61,175      $37,978
                                                                       =======      =======

         Weighted average common shares outstanding                     79,924       76,525
         Effect of dilutive options and warrants                         4,560        7,771
         Conversion of preferred stock                                     731           --
         Conversion of convertible subordinated notes                    4,513        5,661
                                                                       -------      -------
         Adjusted diluted common shares outstanding                     89,728       89,897
                                                                       -------      -------
         Diluted earnings per share                                    $   .68      $   .42
                                                                       =======      =======

5.       NEW PRONOUNCEMENT

         In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities to be expensed as incurred. In accordance with the provisions of SOP 98-5, the Company will adopt the new accounting method on or before January 1, 1999 by recording a cumulative effect of a change in accounting principle. As of September 30, 1998, the Company's deferred start-up costs and project development costs subject to the provisions of SOP 98-5 totaled $32,893,000.

6.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is substantially equivalent to net income for the quarters ended and nine months ended September 30, 1998 and 1997.

7.       SUBSEQUENT EVENTS

         On October 2, 1998, pursuant to the terms of an Exchange Agreement by and among the Company, American Corrections Transport, Inc. ("ACT") and certain shareholders of ACT, and the charter of the Company, as amended, the Company converted each share of it's Series B convertible preferred stock into 1.94 shares of the Company's common stock, resulting in the issuance of an aggregate of 730,320 shares of the Company's common stock. In connection therewith, the Company paid a nominal amount of cash for fractional shares issued in the conversion. The Company received no cash proceeds as a result of the transaction.

         On November 4, 1998 the Company filed a Registration Statement on Form S-3 that will allow it, over the next two years, to sell common stock in one or more offerings up to a total dollar amount of $100,000,000. The Company intends to use the net proceeds from the sale of the common stock for general corporate purposes including without limitation, repayment of indebtedness, financing capital expenditures and working capital.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements about the Company's business, revenues, prospects, expenditures and operating and capital requirements that are provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and
         Section 21E of the Securities Exchange Act of 1934, as amended. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to securities analysts and potential investors from time to time. Any such statements are subject to risks that could cause the actual results to vary materially. The risks and uncertainties associated with the forward-looking information include the strength of the markets in which the Company operates, competitive market conditions, general economic growth, interest rates and capital market conditions. Reference is hereby made to the more detailed discussion of such risks in the Company's Annual Report on Form 10-K, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


         RESULTS OF OPERATIONS
         REVENUES AND EXPENSES

         Revenues for the third quarter and first nine months of 1998 increased 41% and 49%, respectively, over the comparable periods of 1997. Management revenues increased $52,067,000 and $156,994,000 for the third quarter and first nine months of 1998, respectively, as compared to the same periods of 1997, while transportation revenues increased $441,000 and $1,580,000, respectively, for the same relative time periods. The increase in management revenues was due to compensated mandays increasing by 42% and 50% for the third quarter and first nine months of 1998, respectively, over the comparable periods of 1997. During the third quarter of 1998, the Company opened three new facilities representing 2,264 beds and expanded two facilities representing 650 beds. These beds were in addition to the 10,400 beds brought on line in the first half of 1998 which resulted in the Company cumulatively adding 12,664 beds through the first nine months of 1998. Transportation revenues increased 13% and 17% for the third quarter and first nine months of 1998, respectively, over the comparable periods of 1997, primarily as a result of an expanded customer base and increased compensated mileage realized through the increased utilization of three transportation hubs opened in 1997 and more "mass transports," which are generally moves of 40 or more inmates per trip.

         Operating expenses for the third quarter and first nine months of 1998 increased 34% and 45%, respectively, over the comparable periods of 1997. This increase was due to the increased compensated mandays and compensated mileage that the Company realized in the third quarter and first nine months of 1998 as previously mentioned. As a percentage of revenues, operating expenses decreased to 70% for both the third quarter and first nine months of 1998 as compared to 73% and 72% for the respective time periods of 1997.

         Lease expense increased significantly in the third quarter and first nine months of 1998 as a result of the lease agreements that the Company entered into with Prison Realty in 1997 and 1998. As of September 30, 1998, the Company had entered into lease agreements with Prison Realty for 17 facilities, including the four USCC facilities.

         General and administrative expenses for the third quarter and first nine months of 1998 increased 34% and 40% respectively, over the comparable periods of 1997. However, as a percentage of revenues, general and administrative expenses for the third quarter and first nine months of 1998 declined to 3.2% and 3.3% as compared to 3.5% and 3.4% for the comparable periods of 1997. The Company expects that as it continues to grow, general and administrative expenses will increase in volume but continue to decrease as a percentage of revenues.

         Depreciation and amortization for the third quarter and first nine months of 1998 increased 46% and 7%, respectively, over the comparable periods of 1997. The increases are due to the increase in the number of owned facilities operated by the Company during the third quarter of 1998 as compared to the comparable period of 1997.

         OTHER EXPENSES

         Interest income for the third quarter and first nine months of 1998 was $112,000 and $5,323,000, respectively, as compared to $1,625,000 and $273,000 in the comparable periods of 1997. This interest income was primarily the result of the sale of facilities to Prison Realty which allowed the Company to benefit from interest earnings on its increased cash balances. The decrease in the third quarter 1998 compared to 1997 was due to the significant decline in cash resulting from the company's continued investment in owned facilities.

         INCOME TAXES

         The Company's effective tax rate decreased to approximately 26% in the third quarter and first nine months of 1998. The decrease is due to the recognition of certain tax benefits realized in 1997 and 1998. The Company is recognizing these benefits over the next four years which should result in maintaining a consistent effective tax rate.

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

         Cash flow from operations, calculated on an EBITDA basis, for the nine months of 1998 was $88,548,000 as compared to $71,216,000 in the comparable period of 1997. The Company has strengthened its cash flow through its expanded business, additional focus on larger, more profitable facilities, the expansion of existing facilities where economies of scale can be realized, and the continuing effort of cost containment.

         Cash flow from operations for the first nine months of 1998 was $36,223,000 as compared to $82,080,000 in the comparable period of 1997. This decrease was primarily the result of an increase in accounts receivable and income taxes payable for the nine months of 1998 as compared to the comparable period of 1997. The increase in accounts receivable was due to the company's continued growth as indicated by the increase in revenues of approximately $157,000,000 during the nine months of 1998 as compared to nine months of 1997.

         In June 1998, the Company increased its revolving credit facility with a group of banks to $350,000,000. The facility matures on the earlier of the date of the completion of the Merger or September 6, 1999 and is used for general corporate purposes and the issuance of letters of credit. The credit facility bears interest, at the election of the Company, at either the bank's prime rate or a rate which is 1.25% above the applicable 30, 60, or 90 day LIBOR rate. Interest is payable quarterly with respect to prime rate loans and at the expiration of the applicable LIBOR period with respect to LIBOR based loans. There are no prepayment penalties associated with the credit facility. The credit facility requires the Company, among other things, to maintain certain net worth, leverage and debt service coverage ratios. The Company was in compliance with these ratios at September 30, 1998. The facility also limits certain payments and distributions. As of September 30, 1998, there was $235,000,000 borrowed under this facility. Letters of credit totaling $64,250,000 had been issued leaving the total unused commitment at $50,750,000.

         The Company also has a $2,500,000 credit facility with a bank that provides for the issuance of letters of credit and matures on the earlier of the date of the completion of the Merger or September 6, 1999. As of September 30, 1998 there were $2,049,000 in letters of credit issued, leaving the unused commitment at $451,000.

         On November 4, 1998 the Company filed a Registration Statement on Form S-3 that will allow it, over the next two years, to sell common stock in one or more offerings up to a total dollar amount of $100,000,000. The Company intends to use the net proceeds from the sale of the common stock for general corporate purposes including without limitation, repayment of indebtedness, financing capital expenditures and working capital.

         The Company anticipates making cash investments in connection with future acquisitions and expansions. In addition, in accordance with the developing trend of private prison managers toward making strategic financial investments in facilities, the Company plans to use a portion of its cash to finance start-up costs, leasehold improvements and equity investments in facilities, if appropriate in connection with undertaking new contracts. The Company believes that the cash flow from operations, the availability of future capital from Prison Realty and amounts available under its credit facility and the issuance of common stock under its shelf registration will be sufficient to meet its capital requirements for the foreseeable future. Furthermore, management believes that additional resources may be available to the Company through a variety of other financing methods.


         YEAR 2000 COMPLIANCE

         The Year 2000 issue generally relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs, the year 2000 may be incorrectly identified as the year 1900, which can result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements or engage in other normal business activities. The following discussion identifies the actions taken by the Company to assess and address the Year 2000 issues it faces.

         The Company's Year 2000 compliance program is focused on addressing Year 2000 readiness in the following areas: (i) the Company's information technology hardware and software; (ii) material non-information technology systems; (iii) Year 2000 compliance of third parties with which the Company has a material relationship; (iv) systems used to track and report assets not owned by the Company (e.g. inmate funds and personal effects); and (v) development of contingency plans.

         The Company has completed an initial assessment and remediation of its key information technology systems including its client server and minicomputer hardware and operating systems and critical financial and nonfinancial applications. Remediation efforts as of the date hereof include upgrades of the Company's minicomputer hardware and critical financial applications. Based on this initial assessment and remediation efforts, the Company believes that these key information technology systems are Year 2000 compliant. However, there can be no assurance that coding errors or other defects will not be discovered in the future. The Company is in the process of evaluating the remaining noncritical information technology systems for Year 2000 compliance.

         The Company manages and operates facilities it owns, facilities it leases from Prison Realty, and facilities owned by and leased from government entities. The Company is currently evaluating whether the material non-information technology systems such as security control equipment, fire suppression equipment and other physical plant equipment at both the facilities it owns and the facilities it leases from Prison Realty are Year 2000 compliant. The Company will also request that the owners of the government facilities it manages provide Year 2000 certification for material information technology and non-information technology systems at those facilities.

         All the Company's managed correctional facilities, as a part of general operating policy, have existing contingency plans that are deployed in the event key operational systems, such as security control equipment fail (e.g. when a power failure occurs). In addition, the correctional facilities' key security systems are "fail secure" systems which automatically "lock down" and are then operated manually should the related electronic components fail. Therefore, Company management believes no additional material risks associated with the physical operation of its correctional facilities are created as a result of potential Year 2000 issues.

         The Company depends upon the proper functioning of third-party computer and non-information technology systems. These third parties include government agencies for which the Company provides services, commercial banks and other lenders, construction contractors, architects and engineers, and vendors such as providers of food supplies and services, inmate medical services, telecommunications and utilities. The Company has initiated communications with third parties with whom it has important financial or operational relationships to determine the extent to which they are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from all parties about their remediation plans to predict the outcome of their efforts.

         If third parties with whom the Company interacts have Year 2000 problems that are not remedied, the following problems could result:
         (i) in the case of construction contractors and architects and engineers, in the delayed construction of correctional facilities; (ii) in the case of vendors, in disruption of important services upon which the Company depends, such as medical services, food services and supplies, telecommunications and electrical power, (iii) in the case of government agencies, in delayed collection of accounts receivable potentially resulting in liquidity stress, or (iv) in the case of banks and other lenders, in the disruption of capital flows potentially resulting in liquidity stress.

         The Company is also evaluating Year 2000 compliance of other software applications used to track and report assets that are not the property of the Company. This includes applications used to track and report inmate funds and the inmates' personal effects.

         The Company is currently developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include establishing additional sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible. Company management expects to have the contingency plan completed by mid-year 1999.

         The Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, computer systems' remediation and replacement and non-information technology systems' remediation and replacement (including validation) in order to achieve Year 2000 compliance. The Company currently estimates that these costs will total approximately $4.0 million. Of this total it is estimated that $2.5 million will be for the repair of software problems and $1.5 million will be for the replacement of problem systems and equipment. As of September 30, 1998, the Company has incurred $500,000 in Year 2000 program costs. These costs are expensed as incurred. Management of the Company believes there will be no material impact on the Company's financial condition or results of operations resulting from other information technology projects being delayed due to Year 2000 efforts.

         The costs of the Company's Year 2000 compliance program and the date on which the Company plans to complete it are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from the Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.


Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS.

         In July 1998, a consolidated complaint regarding the Merger was filed with respect to a group of lawsuits originally filed in April 1998 by certain purported shareholders of the Company in Chancery Court for Davidson County in Nashville, Tennessee, pursuant to an order in which these lawsuits were required to be consolidated in to a single action. The complaint names the Company and its directors as defendants. The plaintiffs in the action represent a putative class of all public holders of the Company's common stock.

         The complaint alleges, among other things, that the directors of the Company breached their fiduciary duties to the Company and the Company's public shareholders. Among the allegations in this complaint are that the Company's board of directors agreed to sell the Company at too low a price, compared to its then current market price, without conducting a process, such as an auction, for a sale. The complaint seeks, among other things, preliminary and permanent injunctive relief prohibiting completion of the Merger as presently proposed and directing the Company or the individual defendants to adopt a procedure or process, such as an auction, to obtain the highest possible price for the Company. The complaint also seeks unspecified damages, attorney's fees and other relief. The Company is contesting the action vigorously.

         Also, on August 6, 1998, a complaint was filed by a purported shareholder of the Company naming the Company, Doctor R. Crants, Thomas W. Beasley, Charles A Blanchette and David L. Myers as defendants. The complaint, filed in Chancery Court for Davidson County, Tennessee, is a purported class action which alleges that the individual defendants violated certain provisions of Tennessee law by selling the Company's common stock during the period from April 1997 through April 1998. Among the allegations in this complaint are that the Company and the individual defendants made false and misleading statements to maintain the price of the Company's common stock at an artificially high level in order to be able to sell their shares. The Company is contesting this action vigorously.


Item 2.  CHANGES IN SECURITIES & USE OF PROCEEDS.

         None.

Item 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits.

                  2.1 Amended and Restated Agreement and Plan of Merger, dated as of September 29, 1998, by and among Corrections Corporation of America,

                           CCA Prison Realty Trust and Prison Realty
                           Corporation (previously filed as Exhibit 2.1 to Prison Realty Corporation's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 30, 1998).

                  27.1     Financial Data Schedule. (For SEC use only)

                  27.2 Restated Financial Data Schedule for the Quarter Ended September 30, 1997 (For SEC use only)

         b)       Reports on Form 8-K

                           Report on Form 8-K filed September 30, 1998 relating to the merger of Corrections Corporation of America (the "Company") with CCA Prison Realty Trust
                           ("Prison Realty") and the filing of a Registration Statement on Form S-4 with respect to the merger which contains the Joint Proxy Statement of the Company and Prison Realty. In the Report on Form 8-K, the Company included for following historical financial statements of Prison Realty:

                           (i) unaudited condensed consolidated financial statements for the six month period ended June 30, 1998 (incorporated therein by reference to Prison Realty's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998); and

                           (ii) audited consolidated financial statements for the period from July 18, 1997 to December 31, 1997 (incorporated therein by reference to Prison Realty's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997).

                         The Company also included the following pro-forma financial statements of Prison Realty Corporation ("Prison Realty Corporation") (incorporated therein by reference to the Registration Statement on Form S-4 of Prison Realty Corporation filed on September 30, 1998 with respect to the merger of the Company with Prison Realty):

                           (i) pro forma combined balance sheet as of June 30, 1998;

                           (ii) pro forma combined statement of operations for the year ended December 31, 1997; and

                           (iii) pro forma combined statement of operations for the six months ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CORRECTIONS CORPORATION OF AMERICA
                                             ----------------------------------
                                                        (Registrant)




       November 13, 1998                     /s/ Darrell K. Massengale
-------------------------------              ------------------------------
               (Date)                                 Darrell K. Massengale
                                                    Chief Financial Officer
                                                                  Secretary
                                               Principal Accounting Officer